Form 10-Q
period 1996-03-31
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 1996-05-10
CIK 891011

- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1996            COMMISSION FILE NO. 0-20998



                KELLEY PARTNERS 1992 DEVELOPMENT
                        DRILLING PROGRAM
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              TEXAS                       76-0373428
 (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)     IDENTIFICATION NO.)


        601 JEFFERSON ST.
            SUITE 1100
          HOUSTON, TEXAS                    77002
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713)  652-5200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----


- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

       KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

                             INDEX


PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----
  Balance Sheets as of March 31, 1996 (unaudited) and December 31, 1995.....  2

  Statements of Income (Loss) for the three months ended  March 31, 1996 and 1995 (unaudited).....................................................  3

  Statements of Cash Flows for the three months ended March 31, 1996 and
   1995 (unaudited).........................................................  4

  Notes to Financial Statements.............................................  5

  Management's Discussion and Analysis of Financial Condition and Results
   of Operations............................................................  6


PART II. OTHER INFORMATION..................................................  9

                        PART I. FINANCIAL INFORMATION

             KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                              BALANCE SHEETS

                             ($ IN THOUSANDS)

                                                    MARCH 31,   DECEMBER 31,
                                                      1996          1995
                                                    ---------   ------------
                                                   (UNAUDITED)
ASSETS:
  Cash and cash equivalents.......................  $     35           14
  Accounts receivable - trade.....................       145          171
  Accounts receivable - affiliates................     1,032        1,255
  Other assets....................................         9           21
                                                    --------      -------
    Total current assets..........................     1,221        1,461
                                                    --------      -------
  Oil and gas properties, successful efforts
   method:
    Properties subject to amortization............    45,299       45,230
    Less: Accumulated depreciation, depletion &
     amortization.................................   (39,416)     (38,967)
                                                    --------      -------
    Total oil and gas properties..................     5,883        6,263
                                                    --------      -------

 TOTAL ASSETS.....................................  $  7,104        7,724
                                                    --------      -------
                                                    --------      -------

LIABILITIES:
  Accounts payable and accrued expenses...........  $    278          375
  Accounts payable - affiliates...................     2,097        2,943
                                                    --------      -------
    Total current liabilities.....................     2,375        3,318
                                                    --------      -------

  Notes payable - long term.......................     6,000        6,000
                                                    --------      -------

  TOTAL LIABILITIES...............................     8,375        9,318
                                                    --------      -------

PARTNERS' DEFICIT:
  LP unitholders' deficit.........................      (151)        (183)
  GP unitholders' deficit.........................    (1,071)      (1,349)
  Managing and special general partners'
   deficit........................................       (49)         (62)
                                                    --------      -------

  TOTAL PARTNERS' DEFICIT.........................    (1,271)      (1,594)
                                                    --------      -------

TOTAL LIABILITIES AND PARTNERS' DEFICIT...........  $  7,104        7,724
                                                    --------      -------
                                                    --------      -------

See Notes to Financial Statements.

           KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                      STATEMENTS OF INCOME (LOSS)

                 ($ IN THOUSANDS, EXCEPT PER UNIT DATA)

                              (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   ----------------------
                                                      1996        1995
                                                   ----------  ----------
REVENUES:
  Oil and gas sales.............................       $1,252       1,918
  Interest income...............................            3           2
                                                   ----------  ----------
    Total revenues..............................        1,255       1,920
                                                   ----------  ----------

COSTS AND EXPENSES:
  Lease operating expenses......................          200         198
  Severance taxes...............................           36         111
  Exploration and dry hole costs................            -           6
  General and administrative expenses...........          113         165
  Interest expense..............................          203         126
  Depreciation, depletion and amortization......          380       1,313
  Impairment of oil and gas properties..........            -         485
                                                   ----------  ----------
    Total costs and expenses....................          932       2,404
                                                   ----------  ----------

NET INCOME (LOSS)...............................   $      323        (484)
                                                   ----------  ----------
                                                   ----------  ----------

NET INCOME (LOSS) ALLOCABLE TO LP UNITHOLDERS
 AND GP UNITHOLDERS.............................          310        (465)
                                                   ----------  ----------
                                                   ----------  ----------

NET INCOME (LOSS) ALLOCABLE TO MANAGING AND
 INDIVIDUAL GENERAL PARTNERS....................           13         (19)
                                                   ----------  ----------
                                                   ----------  ----------

NET INCOME (LOSS) PER UNIT......................          .02        (.03)
                                                   ----------  ----------
                                                   ----------  ----------

Average units outstanding.......................   16,033,009  16,033,009
                                                   ----------  ----------
                                                   ----------  ----------

See Notes to Financial Statements.

             KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                          STATEMENTS OF CASH FLOWS

                             ($ IN THOUSANDS)

                               (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        ------------------
                                                          1996      1995
                                                         ------    ------
OPERATING ACTIVITIES:
  Net Income (loss)..................................     $ 323      (484)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation, depletion and amortization.........       380     1,313
    Impairment of oil and gas properties.............         -       485
    Dry hole costs...................................         -         6
    Changes in operating assets and liabilities:
      Decrease in accounts receivable................       249       519
      Decrease in prepaid and other current assets...        12        13
      Decrease in accounts payable and accrued
       expenses......................................      (943)   (1,905)
                                                          -----    ------

  Net cash provided by (used in) operating
   activities........................................        21       (53)
                                                          -----    ------

INVESTING ACTIVITIES:
  Purchase of property and equipment.................       (69)        -
  Sale of non-current assets.........................        69        37
                                                          -----    ------
  Net cash provided by investing activities..........         -        37
                                                          -----    ------

Increase (decrease) in cash and cash equivalents.....        21       (16)

Cash and cash equivalents, beginning of period.......        14        32
                                                          -----    ------

Cash and cash equivalents, end of period.............     $  35        16
                                                          -----    ------
                                                          -----    ------



See Notes to Financial Statements.

           KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                     NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements of Kelley Partners 1992 Development Drilling Program (the "Partnership") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments necessary for a fair statement of the results for the interim periods presented. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     PARTNERSHIP CAPITALIZATION. In November 1992, the Partnership completed a public offering of 16,033,009 units of limited and general partner interests ("Units") at a purchase price of $3.00 per Unit. As of March 31, 1996, the Partnership was fully capitalized with contributions aggregating $50,082,285. Kelley Oil Corporation, the managing general partner of the Partnership ("Kelley Oil"), owns 83.72% of the Units, together with its 3.94% general partner interest in the Partnership.

     DRILLING OPERATIONS. Since inception, the Partnership participated in drilling 39 wells, of which 30 gross (11.07 net) wells were found productive and 9 gross (4.16 net) wells were dry. While only 11 of the initial wells completed as producers were on stream at the end of 1993, all of the Partnership's wells were on line by December 31, 1994. During 1995, two Partnership wells were plugged when production declined to noncommercial levels. In addition, recompletion and workover operations were conducted on several wells during 1995, and one of the Partnership's wells was included in a divestiture of nonstrategic properties by Kelley Oil & Gas Corporation, the parent company of Kelley Oil ("KOGC"). See "Liquidity and Capital Resources" below.

     RECENT PRODUCTION PERFORMANCE. During 1995, required remedial work for several significant wells and normal depletion of other wells contributed to production declines from peak levels reached in the second half of 1994. Those declines continued in the first quarter of 1996. Production levels in the second half of 1995 and the first quarter of 1996 were further reduced by the sale of one Partnership well included in a divestiture of nonstrategic properties completed by KOGC in July 1995. The impact of lower production on operating results was partially offset by a 16.3% increase in natural gas prices for the first quarter of 1996 compared to average prices in the corresponding quarter last year.

     HEDGING ACTIVITIES. KOGC periodically uses forward sales contracts and derivative financial instruments covering natural gas to reduce exposure to downward price fluctuations on natural gas production of KOGC and its subsidiaries, including the Partnership (collectively, the "Kelley Group"). The swap agreements generally provide for the Kelley Group to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by the Partnership under the swap arrangements and proceeds from forward sales contracts are included in oil and gas revenues. Through a combination of natural gas swap agreements and forward sales contracts, 52.4% of the Kelley Group's natural gas production for the first quarter of 1996 was affected by hedging transactions at an average Nymex quoted price of $2.16 per MMBtu, before transaction costs and transportation costs on gas delivered under forward sales contracts. As of April 30, 1996, approximately 32.0% of the Kelley Group's anticipated natural gas production for the balance of 1996 has been hedged at an average Nymex quoted price of $2.19 per MMBtu, before transaction and transportation costs. Additionally, the Kelley Group has secured a price floor on 11.0% of estimated production for the remainder of the year at a price of $1.99 per MMBtu, after transaction costs. The Kelley Group's hedging strategy for 1996 will seek to mitigate price risk and ensure that financial goals are achieved and obligations are met, although the strategy may deprive the Partnership of some short term price upside under volatile market conditions.

     CONTOUR TRANSACTION. In February 1996, KOGC completed an equity private placement with Contour Production Company L.L.C. ("Contour") for $48 million of common stock, providing Contour with 49.8% of KOGC's voting power (the "Contour Transaction"). As part of the Contour Transaction, John F. Bookout, President of Contour, and other executives named by him assumed senior management positions with KOGC and Kelley Oil, and designees of Contour obtained a majority of the seats on KOGC's board of directors.

RESULTS OF OPERATIONS

     QUARTERS ENDED MARCH 31, 1996 AND 1995. Oil and gas revenues of $1,252,000 for the first quarter of 1996 decreased 34.7% compared to $1,918,000 in the corresponding quarter of 1995. During the current quarter, production of natural gas, the dominant factor in the Partnership's revenues, decreased 41.7% from 860,000 Mcf in the first quarter of 1995 to 501,000 Mcf, while the average price of natural gas increased 16.3% from $1.90 per Mcf in the first quarter of 1995 to $2.21 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 7,778 barrels, with an average sales price of $17.40 per barrel compared to 13,343 barrels at $17.45 per barrel in the same quarter last year, representing a volume decrease of 41.7% and a price increase of .3%.

     The decrease in oil and gas production and revenues in the first quarter of 1996 reflects remedial requirements for several significant wells, normal depletion of other wells and the sale of one well during 1995. See "General--Recent Production Performance." The decline in revenues was mitigated by higher natural gas prices which were partially offset by hedging activities. See "General--Hedging Arrangements."

     Lease operating expenses and severance taxes were $236,000 in the current quarter versus $309,000 in the first quarter of 1995, a decrease of 23.6%, reflecting lower production offset by higher workover costs. On a unit of production basis, these expenses increased to $.43 per Mcfe in the first quarter of 1996 from $.33 per Mcfe in the year-earlier quarter.

     In the first quarters 1996 and 1995, the Partnership expensed exploration and dry hole costs of $-0- and $6,000, respectively. The Partnership's exploration and dry hole costs were incurred primarily for geological and geophysical expenses.

     General and administrative expenses of $113,000 in the current quarter decreased 31.5% from $165,000 in the first quarter of 1995, reflecting the Partnership's share of administration costs associated with development operations of the Kelley Group. On a unit of production basis, these expenses increased from $.18 per Mcfe in the first quarter of 1995 and to $.21 per Mcfe in the current quarter.

     In the first quarters of 1996 and 1995, the Partnership incurred interest expenses of $203,000 and $126,000, respectively, on a loan advanced in August 1994 to fund part of its drilling expenses in excess of contributed capital. See "Liquidity and Capital Resources" below.

     Depreciation, depletion and amortization ("DD&A") decreased 71.1% from $1,313,000 in the first quarter of 1995 to $380,000 in the current quarter, primarily as a result of lower depletion rates following the Partnership's recognition of noncash impairment charges aggregating $8.7 million recognized in the fourth quarter of 1995 against the carrying value of its oil and gas properties under the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets. On a unit of production basis, DD&A decreased to $.69 per Mcfe in the first quarter of 1996 from $1.40 per Mcfe in the same quarter last year.

     The Partnership recognized net income of $323,000 or $.02 per Unit for the first quarter of 1996, reflecting the foregoing developments. For the first quarter of 1995, the Partnership recognized a net loss of $484,000 or $.03 per Unit, primarily reflecting a successful efforts impairment charge of $485,000 at March 31, 1995. Net available cash from Partnership operations, representing its net loss plus exploration and dry hole costs and noncash charges for DD&A and impairment of oil and gas properties, aggregated $703,000 or $.04 per Unit in the current quarter compared to $1,320,000 or $.08 per Unit in the first quarter of 1995.

     The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Net cash provided by the Partnership's operating activities during the first quarter of 1996, as reflected on its statement of cash flows, totaled $21,000. During the quarter, funds were used in investing and financing activities comprised primarily of property and equipment expenditures of $69,000 for development of the Partnership's oil and gas properties which was offset by $69,000 from the sale of non-current assets. As a result of these activities, the Partnership's cash and cash equivalents increased to $35,000 at March 31, 1996 from $14,000 at December 31, 1995.

     CAPITAL RESOURCES. Under the deferred payment option applicable to investments in the Partnership exceeding $10,000, deferred subscriptions for Units and the General Partners' contributions were payable upon call through August 1993. Kelley Oil subscribed for 13,422,310 Units or 83.72% of the total Units. Kelley Oil's subscription for Units and its 3.94% general partner interest representing a total investment commitment of $42,240,172 was paid timely except for a portion of the final capital call, which was paid in installments through January 31, 1994, together with interest at a market rate, as funds were required for the Partnership's drilling operations.

     The Partnership incurred drilling and recompletion expenses aggregating $15.1 million in excess of its contributed capital (the "Drilling Overexpenditures"), including $2.3 million of geological and geophysical expenses payable to Kelley Oil (the "G&G Reimbursement Obligation"). In August 1994, one of the credit facilities maintained by Kelley Oil was modified to add the Partnership as a borrower, and $6 million was advanced to the Partnership to fund part of its Drilling Overexpenditures. The Partnership's bank debt was subsequently replaced by a $6 million loan from Kelley Oil (the "Initial Loan") funded with borrowings by Kelley Oil under a credit facility obtained in connection with the Consolidation (the "Prior Credit Facility"). The Partnership has paid interest on the Initial Loan at the same rate charged to Kelley Oil under the Prior Credit Facility and, following the repayment of borrowings under that facility with proceeds from the issuance of KOGC's 13 1/2% Senior Notes in June 1995, at the same rate payable under the Senior Notes, resulting in an effective interest rate of 11.2% on the Initial Loan in 1995.

     In February 1996, KOGC replaced the Prior Credit Facility with a $35 million revolving credit facility from a new bank group (the "Credit Facility"). The agreement for the Credit Facility requires the payment of interest only until March 15, 1999, when all borrowings will be repayable. The Partnership and Joint Venture are guarantors under the Credit Facility. Although the Credit Facility is secured by all the oil and gas assets of Kelley Oil, Kelley Operating and the various guarantors, the lenders' recourse to Partnership and Joint Venture assets upon any default is limited after Partnership debt repayment to Kelley Oil's interest in the remaining assets.

     To meet its financial obligations for the Drilling Overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. During 1995, the Partnership's operating cash flow in excess of distributions was applied to pay interest on the Initial Loan and to reduce unfunded payables for third party Drilling Overexpenditures. Although the $6 million Initial Loan remains outstanding, the balance of the Drilling Overexpenditures had been reduced from Partnership cash flow to $1.3 million as of March 31, 1996, including a
1.2 million reduction of the G&G Reimbursement Obligation. By continuing to reduce its debt from operating cash flow, the Partnership expects to retire substantially all the G&G Reimbursement Obligation during 1996 and begin repayment of the Initial Loan in 1997.

     DISTRIBUTION POLICY. The Partnership maintains a policy of distributing the maximum amount of its net available cash to Unitholders on a quarterly basis. For these purposes, net available cash generally represents the net operating cash flow of the Partnership after deducting working capital requirements. Between October 1993 and July 1994, the Partnership paid four quarterly distributions of aggregating $.25 per Unit or a total $4,008,252, together with $165,272 to the General Partners for their general partner interests. Distributions were suspended in October 1994 to enable the Partnership to fund part of its drilling expenditures in excess of contributed capital and borrowings. See "Capital Resources" above.

     Cash distributions were temporarily resumed in July 1995 at a reduced rate of $.02 per Unit (aggregating $320,660), together with $13,222 to the General Partners for their general partner interests. The balance of the Partnership's net available cash from second quarter 1995 operations and all of its net available cash from operations in the other three quarters of 1995 was used to reduce its unfunded drilling expenditures. The Partnership plans to continue its suspension of distributions and apply all of its net available cash in future periods to pay the balance of its unfunded Drilling Overexpenditures, including the G&G Reimbursement Obligation, and begin repayment of the Initial Loan. Any resumption of distributions prior to the Partnership's retirement of these obligations will be dependent on future production and price levels.

     Net available cash per Unit from operations in the quarters ended March 31, 1996 and 1995 was determined as follows:

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                   ------------------
                                                    1996        1995
                                                   -------     ------
Net income (loss) per Unit........................  $.02        (.03)
Depreciation, depletion and amortization charges
 per Unit.........................................   .02         .08
Impairment of oil and properties per Unit.........     -         .03
                                                    ----        ----
Net available cash per Unit.......................  $.04         .08
                                                    ----        ----
                                                    ----        ----


                  PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.  None.

     (b) REPORTS ON FORM 8-K. The Partnership filed a Current Report on Form 8-A dated February 15, 1996 covering the Contour Transaction and a change in its independent accountants.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     KELLEY PARTNERS 1992
                                     DEVELOPMENT DRILLING PROGRAM

                                     By:   KELLEY OIL CORPORATION
                                           Managing General Partner


Date: May 9, 1996                    By:    /s/ WILLIAM C. RANKIN
                                        --------------------------------
                                             William C. Rankin,
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized Officer)
                                        (Principal Financial Officer)