Form 10-Q
period 1996-06-30
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 1996-08-14
CIK 891011

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTER ENDED JUNE 30, 1996     COMMISSION FILE NO. 0-20998



                       KELLEY PARTNERS 1992 DEVELOPMENT
                               DRILLING PROGRAM
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                   TEXAS                            76-0373428
      (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)


             601 JEFFERSON ST.
                SUITE 1100
              HOUSTON, TEXAS                           77002
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 652-5200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

                                     INDEX


PART I.  FINANCIAL INFORMATION                                         PAGE
                                                                       ----
  Balance Sheets as of June 30, 1996 (unaudited) and December 31, 1995 .  2

  Statements of Income (Loss) for the three months ended June 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .  3

  Statements of Income (Loss) for the six months ended June 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .  4

  Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .  5

  Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .  6

  Management's Discussion and Analysis of Financial Condition and
    Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .  7

                          PART I. FINANCIAL INFORMATION

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS


                                ($ IN THOUSANDS)

                                                                JUNE 30,    DECEMBER 31,
                                                                  1996          1995
                                                               ----------   -----------
                                                               (UNAUDITED)
ASSETS:
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . $      6           14
 Accounts receivable - trade. . . . . . . . . . . . . . . . . .      208          171
 Accounts receivable - affiliates . . . . . . . . . . . . . . .    1,003        1,255
 Other assets . . . . . . . . . . . . . . . . . . . . . . . . .       31           21
                                                                --------     --------

   Total current assets . . . . . . . . . . . . . . . . . . . .    1,248        1,461
                                                                --------     --------

 Oil and gas properties, successful efforts method:
   Properties subject to amortization . . . . . . . . . . . . .   45,410       45,230
   Less:  Accumulated depreciation, depletion & amortization. .  (39,791)     (38,967)
                                                                --------     --------
   Total oil and gas properties . . . . . . . . . . . . . . . .    5,619        6,263
                                                                --------     --------

 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . $  6,867        7,724
                                                                --------     --------
                                                                --------     --------

LIABILITIES:
 Accounts payable and accrued expenses. . . . . . . . . . . . . $    191          375
 Accounts payable - affiliates. . . . . . . . . . . . . . . . .    1,508        2,943
                                                                --------     --------
   Total current liabilities. . . . . . . . . . . . . . . . . .    1,699        3,318
                                                                --------     --------

 Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .    6,000        6,000
                                                                --------     --------

 TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .    7,699        9,318
                                                                --------     --------

PARTNERS' DEFICIT:
 LP unitholders' deficit. . . . . . . . . . . . . . . . . . . .     (108)        (183)
 GP unitholders' deficit. . . . . . . . . . . . . . . . . . . .     (692)      (1,349)
 Managing and special general partners' deficit . . . . . . . .      (32)         (62)
                                                                --------     --------

 TOTAL PARTNERS' DEFICIT. . . . . . . . . . . . . . . . . . . .     (832)      (1,594)
                                                                --------     --------

TOTAL LIABILITIES AND PARTNERS' DEFICIT . . . . . . . . . . . . $  6,867        7,724
                                                                --------     --------
                                                                --------     --------

See Notes to Financial Statements.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                          STATEMENTS OF INCOME (LOSS)

                    ($ IN THOUSANDS, EXCEPT PER UNIT DATA)

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                             JUNE 30,
                                                   -------------------------
                                                       1996           1995
                                                   -----------   -----------
REVENUES:
  Oil and gas sales . . . . . . . . . . . . . . .  $     1,270         1,290
  Interest income . . . . . . . . . . . . . . . .           --            --
                                                   -----------   -----------

    Total revenues. . . . . . . . . . . . . . . .        1,270         1,290
                                                   -----------   -----------

COSTS AND EXPENSES:
  Lease operating expenses. . . . . . . . . . . .          136           206
  Severance taxes . . . . . . . . . . . . . . . .           54            79
  Exploration costs . . . . . . . . . . . . . . .           (2)           --
  General and administrative expenses . . . . . .           82           131
  Interest expense. . . . . . . . . . . . . . . .          202           141
  Depreciation, depletion and amortization. . . .          359           826
                                                   -----------   -----------

    Total costs and expenses. . . . . . . . . . .          831         1,383
                                                   -----------   -----------

NET INCOME (LOSS) . . . . . . . . . . . . . . . .  $       439           (93)
                                                   -----------   -----------
                                                   -----------   -----------

NET INCOME (LOSS) ALLOCABLE TO LP UNITHOLDERS
  AND GP UNITHOLDERS. . . . . . . . . . . . . . .  $       422           (89)
                                                   -----------   -----------
                                                   -----------   -----------

NET INCOME (LOSS) ALLOCABLE TO MANAGING AND
  INDIVIDUAL GENERAL PARTNERS . . . . . . . . . .  $        17            (4)
                                                   -----------   -----------
                                                   -----------   -----------

NET INCOME (LOSS) PER UNIT . . . . . . . . . . . . $       .03          (.01)
                                                   -----------   -----------
                                                   -----------   -----------

Average units outstanding. . . . . . . . . . . . .  16,033,009    16,033,009
                                                   -----------   -----------
                                                   -----------   -----------

See Notes to Financial Statements.

            KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                       STATEMENTS OF INCOME (LOSS)

                 ($ IN THOUSANDS, EXCEPT PER UNIT DATA)

                               (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
REVENUES:
 Oil and gas sales . . . . . . . . . . . . . . . . . .      $2,522      $3,208
 Interest income . . . . . . . . . . . . . . . . . . .           3           2
                                                            ------      ------
  Total revenues . . . . . . . . . . . . . . . . . . .       2,525       3,210
                                                            ------      ------
COSTS AND EXPENSES:
 Lease operating expenses. . . . . . . . . . . . . . .         336         404
 Severance taxes . . . . . . . . . . . . . . . . . . .          90         190
 Exploration costs . . . . . . . . . . . . . . . . . .          (2)          6
 General and administrative expenses . . . . . . . . .         195         296
 Interest expense. . . . . . . . . . . . . . . . . . .         405         267
 Depreciation, depletion and amortization. . . . . . .         739       2,139
 Impairment of oil and gas properties. . . . . . . . .          --         485
                                                            ------      ------
  Total costs and expenses . . . . . . . . . . . . . .       1,763       3,787
                                                            ------      ------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .      $  762      $ (577)
                                                            ------      ------
                                                            ------      ------
NET INCOME (LOSS) ALLOCABLE TO LP UNITHOLDERS
 AND GP UNITHOLDERS. . . . . . . . . . . . . . . . . .      $  732      $ (554)
                                                            ------      ------
                                                            ------      ------
NET INCOME (LOSS) ALLOCABLE TO MANAGING AND
 INDIVIDUAL GENERAL PARTNERS . . . . . . . . . . . . .      $   30      $  (23)
                                                            ------      ------
                                                            ------      ------
NET INCOME (LOSS) PER UNIT . . . . . . . . . . . . . .      $  .05      $ (.04)
                                                            ------      ------
                                                            ------      ------
Average units outstanding. . . . . . . . . . . . . . .  16,033,009  16,033,009
                                                        ----------  ----------
                                                        ----------  ----------

See Notes to Financial Statements.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                           STATEMENTS OF CASH FLOWS

                               ($ IN THOUSANDS)

                                 (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           -------------------
                                                             1996        1995
                                                           -------     -------
OPERATING ACTIVITIES:
 Net income (loss) . . . . . . . . . . . . . . . . . . . . $   762     $  (577)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation, depletion and amortization. . . . . . . .     739       2,139
   Impairment of oil and gas properties. . . . . . . . . .     ---         485
   Dry hole costs. . . . . . . . . . . . . . . . . . . . .     ---           6
   Changes in operating assets and liabilities:
    Decrease in accounts receivable. . . . . . . . . . . .     215         678
    Increase in prepaid and other current assets . . . . .     (10)        (14)
    Decrease in accounts payable and accrued expenses. . .  (1,619)     (2,482)
                                                           -------     -------
 Net cash provided by operating activities . . . . . . . .      87         235
                                                           -------     -------
INVESTING ACTIVITIES:
 Purchase of property and equipment. . . . . . . . . . . .    (180)       (317)
 Sale of non-current assets. . . . . . . . . . . . . . . .      85          72
                                                           -------     -------
 Net cash used in investing activities . . . . . . . . . .     (95)       (245)
                                                           -------     -------
Decrease in cash and cash equivalents. . . . . . . . . . .      (8)        (10)

Cash and cash equivalents, beginning of period . . . . . .      14          32
                                                           -------     -------
Cash and cash equivalents, end of period . . . . . . . . . $     6     $    22
                                                           -------     -------
                                                           -------     -------

See Notes to Financial Statements.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

      The accompanying financial statements of Kelley Partners 1992 Development Drilling Program (the "Partnership") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement in all material respects of the results for the interim periods presented. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Partnership commenced operations in November 1992 upon completing a public offering of 16,033,009 units of limited and general partner interests ("Units") at a purchase price of $3.00 per Unit. Kelley Oil Corporation, the managing general partner of the Partnership ("Kelley Oil"), owns 83.72% of the Units, together with a 3.94% general partner interest in the Partnership.

RECENT DEVELOPMENTS

      DRILLING OPERATIONS. Since inception, the Partnership participated in drilling 39 wells, of which 30 gross (11.07 net) wells were found productive and 9 gross (4.16 net) wells were dry. All of the Partnership's productive wells were on line by the end of 1994. During 1995, two Partnership wells were plugged when production declined to noncommercial levels, and one of the Partnership's wells was included in a divestiture of nonstrategic properties by Kelley Oil & Gas Corporation ("KOGC"), the parent company of Kelley Oil. In addition, recompletion and workover operations were conducted on several wells during 1995, and limited workover activities continued during the first half of 1996. See "Liquidity and Capital Resources" below.

      PRODUCTION PERFORMANCE. During 1995, required remedial work for several significant wells and normal depletion of other wells contributed to production declines from peak levels reached in the second half of 1994. Those declines continued in the first half of 1996. Production levels in the second half of 1995 and the first half of 1996 were further reduced by the sale of one Partnership well included in a divestiture of nonstrategic properties completed by KOGC in July 1995. The impact of lower production on operating results was partially offset by a 25.7% increase in natural gas prices for the first half of 1996 compared to average prices in the corresponding period last year.

      HEDGING ACTIVITIES. KOGC periodically uses forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on natural gas production of KOGC and its subsidiaries, including the Partnership (collectively, the "Kelley Group"). The swap agreements generally provide for the Kelley Group to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues. Through a combination of natural gas swap agreements and forward sales contracts, 44.3% of the Kelley Group's natural gas production for the second quarter of 1996 was affected by hedging transactions at an average Nymex quoted price of $2.13 per MMBtu, before transaction costs and transportation costs on gas delivered under forward sales contracts. As of July 31, 1996, approximately 41.5% of the Kelley Group's anticipated natural gas production for the balance of 1996 has been hedged by forward sales contracts and natural gas swap agreements at an average Nymex quoted price of $2.22 per MMBtu, before transaction and transportation costs. Additionally, the Kelley Group has secured a price floor on 21.1% of estimated production for the remainder of the year at an average price of $1.99 per MMBtu, after transaction costs.

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

RESULTS OF OPERATIONS

      QUARTERS ENDED JUNE 30, 1996 AND 1995. Oil and gas revenues of $1,270,000 for the second quarter of 1996 decreased 1.6% compared to $1,290,000 in the corresponding quarter of 1995. During the current quarter, production of natural gas decreased 29.2% from 675,000 Mcf in the second quarter of 1995 to 478,000 Mcf, while the average price of natural gas increased 38.6% from $1.66 per Mcf in the second quarter of 1995 to $2.30 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 6,771 barrels, with an average sales price of $25.77 per barrel compared to 8,321 barrels at $18.36 per barrel in the same quarter last year, representing a volume decrease of 18.6% and a price increase of 40.4%.

      Lease operating expenses and severance taxes were $190,000 in the current quarter versus $285,000 in the second quarter of 1995, a decrease of 33.3%, reflecting lower production levels and reduced workover costs. On a unit of production basis, these expenses decreased to $.37 per Mcfe in the second quarter of 1996 from $.39 per Mcfe in the year-earlier quarter.

      In the second quarter of 1996, the Partnership recovered previously expensed exploration costs of $2,000, while no exploration costs were expensed in the same quarter of 1995.

      General and administrative expenses of $82,000 in the current quarter decreased 37.4% from $131,000 in the second quarter of 1995, reflecting the Partnership's share of administration costs associated with development operations of the Kelley Group. On a unit of production basis, these expenses decreased from $.18 per Mcfe in the second quarter of 1995 to $.16 per Mcfe in the current quarter.

      In the second quarters of 1996 and 1995, the Partnership incurred interest expenses of $202,000 and $141,000, respectively, on a loan advanced in August 1994 to fund part of its drilling expenses in excess of contributed capital. The increase in interest expense for the second quarter of 1996 resulted from a higher interest rate compared to the second quarter of 1995. See "Liquidity and Capital Resources" below.

      Depreciation, depletion and amortization ("DD&A") decreased 56.5% from $826,000 in the second quarter of 1995 to $359,000 in the current quarter, primarily as a result of lower depletion rates following noncash impairment charges aggregating $8.7 million recognized in the fourth quarter of 1995 against the carrying value of the Partnership's oil and gas properties under the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets ("FAS 121"). On a unit of production basis, DD&A decreased to $.69 per Mcfe in the second quarter of 1996 from $1.14 per Mcfe in the same quarter last year.

      The Partnership recognized net income of $439,000 or $.03 per Unit for the second quarter of 1996, reflecting the foregoing developments. For the second quarter of 1995, the Partnership recognized a net loss of $93,000 or $.01 per Unit, primarily reflecting higher production costs and DD&A. Net available cash from Partnership operations, representing its net income (loss) plus exploration costs, noncash charges for DD&A and impairment of oil and gas properties, aggregated $796,000 or $.05 per Unit in the current quarter compared to $733,000 or $.04 per Unit in the second quarter of 1995.

      SIX MONTH ENDED JUNE 30, 1996 AND 1995. Oil and gas revenues of $2,522,000 for the first half of 1996 decreased 21.4% compared to $3,208,000 in the corresponding period of 1995. During the current period, production of natural gas decreased 36.2% from 1,535,000 Mcf in the first half of 1995 to 980,000 Mcf, while the average price of natural gas increased 25.7% from $1.79 per Mcf in the first half of 1995 to $2.25 Mcf in the current period. Production of crude oil in the current period totaled 14,549 barrels, with an average sales price of $21.30 per barrel compared to 21,664 barrels at $17.80 per barrel in the same period last year, representing a volume decrease of 32.8% and a price increase of 19.7%.

      Lease operating expenses and severance taxes were $426,000 in the current period versus $594,000 in the first half of 1995, a decrease of 28.3%, reflecting lower production levels and reduced workover costs. On a unit of production basis, these expenses increased to $.40 per Mcfe in the first half of 1996 from $.36 per Mcfe in the year-earlier period.

      In the first half of 1996, the Partnership recovered previously expensed exploration costs of $2,000, while $6,000 of exploration costs were expensed in the same period of 1995.

      General and administrative expenses of $195,000 in the current period decreased 34.1% from $296,000 in the first half of 1995, reflecting the Partnership's share of administration costs associated with development operations of the Kelley Group. On a unit of production basis, these expenses remained constant at $.18 per Mcfe in the first half of both 1996 and 1995.

      In the six months ended June 30, 1996 and 1995, the Partnership incurred interest expenses of $405,000 and $267,000, respectively, on a loan advanced in August 1994 to fund part of its drilling expenses in excess of contributed capital. The increase in interest expense for the first half of 1996 resulted from a higher interest rate compared to the first half of 1995. See "Liquidity and Capital Resources" below.

      DD&A decreased 65.5% from $2,139,000 in the first half of 1995 to $739,000 in the current period, primarily as a result of lower depletion rates following noncash impairment charges aggregating $8.7 million recognized in the fourth quarter of 1995 against the carrying value of the Partnership's oil and gas properties under FAS 121. On a unit of production basis, DD&A decreased to $.69 per Mcfe in the first half of 1996 from $1.28 per Mcfe in the same period last year.

      The Partnership recognized net income of $762,000 or $.05 per Unit for the first half of 1996, reflecting the foregoing developments. For the corresponding period of 1995, the Partnership recognized a net loss of $577,000 or $.04 per Unit, primarily reflecting a successful efforts impairment charge of $485,000 at March 31, 1995 along with higher DD&A. Net available cash from Partnership operations, representing its net loss plus exploration costs and noncash charges for DD&A and impairment of oil and gas properties, aggregated $1,499,000 or $.09 per Unit in the current period compared to $2,053,000 or $.12 per Unit in the first half of 1995.

      The results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY. Net cash provided by the Partnership's operating activities during the first six months of 1996, as reflected on its statement of cash flows, totaled $87,000. During the period, funds were used in investing and financing activities comprised primarily of property and equipment expenditures of $180,000 for development of the Partnership's oil and gas properties which was, partially offset by $85,000 from the sale of non-current assets. As a result of these activities, the Partnership's cash and cash equivalents decreased to $6,000 at June 30, 1996 from $14,000 at December 31, 1995.

      CAPITAL RESOURCES. Under the deferred payment option applicable to investments in the Partnership exceeding $10,000, deferred subscriptions for Units and the general partners' contributions were payable upon call through August 1993. Kelley Oil's subscription for 13,422,310 Units and its 3.94% general partner interest representing a total investment commitment of $42,240,172 was paid timely except for a portion of the final capital call, which was paid in installments through January 31, 1994, together with interest at a market rate, as funds were required for the Partnership's drilling operations. As of June 30, 1996, the Partnership was fully capitalized with contributions aggregating $50,082,285.

      The Partnership incurred drilling and recompletion expenses aggregating $15.3 million in excess of its contributed capital (the "Drilling Overexpenditures"), including $2.3 million of geological and geophysical expenses payable to Kelley Oil (the "G&G Reimbursement Obligation"). In August 1994, one of the credit facilities maintained by Kelley Oil was modified to add the Partnership as a borrower, and $6 million was advanced to the Partnership to fund part of its Drilling Overexpenditures. The Partnership's bank debt was subsequently replaced by a $6 million loan from Kelley Oil (the "Initial Loan") funded with borrowings by Kelley Oil under a credit facility obtained in

February 1995 (the "Prior Credit Facility"). The Partnership has paid interest on the Initial Loan at the same rate charged to Kelley Oil under the Prior Credit Facility and, following the repayment of borrowings under that facility with proceeds from the issuance of KOGC's 13 1/2% Senior Notes in June 1995, at the same rate payable under the Senior Notes, resulting in an effective interest rate of 11.2% on the Initial Loan in 1995 and 13.5% in the first half of 1996.

      In February 1996, KOGC replaced the Prior Credit Facility with a $35 million revolving credit facility from a new bank group (the "Credit Facility"). The agreement for the Credit Facility requires the payment of interest only until March 15, 1999, when all borrowings will be repayable. The Partnership and its operating joint venture (the "Joint Venture") are guarantors under the Credit Facility. Although the Credit Facility is secured by all the oil and gas assets of Kelley Oil, Kelley Operating Company, Ltd. and the various guarantors, the lenders' recourse to Partnership and Joint Venture assets upon any default is limited after Partnership debt repayment to Kelley Oil's interest in the remaining assets.

      To meet its financial obligations for the Drilling Overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. During 1995, the Partnership's operating cash flow in excess of distributions was applied to pay interest on the Initial Loan and to reduce unfunded payables for third party Drilling Overexpenditures. Although the $6 million Initial Loan remains outstanding, the balance of the Drilling Overexpenditures had been reduced from Partnership cash flow to $1.3 million as of June 30, 1996, including a $1.9 million reduction of the G&G Reimbursement Obligation. By continuing to reduce its debt from operating cash flow, the Partnership expects to retire substantially all the G&G Reimbursement Obligation during 1996 and begin repayment of the Initial Loan in 1997.

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

      Cash distributions were temporarily resumed in July 1995 at a reduced rate of $.02 per Unit (aggregating $320,660), together with $13,222 to the general partners for their general partner interests. The balance of the Partnership's net available cash from second quarter 1995 operations and all of its net available cash from operations in the other three quarters of 1995 was used to reduce its Drilling Overexpenditures. The Partnership plans to continue its suspension of distributions and apply all of its net available cash in future periods to pay the balance of its unfunded Drilling Overexpenditures, including the G&G Reimbursement Obligation, and begin repayment of the Initial Loan. Any resumption of distributions prior to the Partnership's retirement of these obligations will be dependent on future production and price levels.

      Net available cash per Unit from operations for the six months ended June 30, 1996 and 1995 was determined as follows:

                                 (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                           ------------------
                                                           1996         1995
                                                           -----        -----
Net income per Unit. . . . . . . . . . . . . . . . . . .   $ .05        $(.04)
Depreciation, depletion and amortization charges
 per Unit. . . . . . . . . . . . . . . . . . . . . . . .     .04          .13
Exploration costs per Unit . . . . . . . . . . . . . . .      --          .03
                                                           -----        -----
 Net available cash per Unit . . . . . . . . . . . . . .   $ .09        $ .12
                                                           -----        -----
                                                           -----        -----

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



                                       KELLEY PARTNERS 1992
                                       DEVELOPMENT DRILLING PROGRAM

                                       By: KELLEY OIL CORPORATION
                                           Managing General Partner


Date:  August 14, 1996                 By: /s/ WILLIAM C. RANKIN
                                          ------------------------------
                                                William C. Rankin,
                                             Senior Vice President and
                                              Chief Financial Officer
                                             (Duly Authorized Officer)
                                           (Principal Financial Officer)