Form 10-Q
period 1996-09-30
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 1996-11-14
CIK 891011

============================================================================
----------------------------------------------------------------------------


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1996         Commission File No. 0-20998



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

----------------------------------------------------------------------------
============================================================================

        KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

                              INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE
                                                                        ----
    Balance Sheets -- September 30, 1996 (unaudited) and
     December 31, 1995..................................................   2

    Statements of Income (Loss) -- Three Months ended September 30,
     1996 and 1995 (unaudited)..........................................   3

    Statements of Income (Loss) -- Nine Months ended September 30,
     1996 and 1995 (unaudited)..........................................   4

    Statements of Cash Flows -- Nine Months ended September 30, 1996
     and 1995 (unaudited)...............................................   5

    Notes to Financial Statements.......................................   6

    Management's Discussion and Analysis of Financial Condition and
     Results of Operations..............................................   7

                      PART I. FINANCIAL INFORMATION

            KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                             BALANCE SHEETS

                            ($ IN THOUSANDS)

                                                   SEPTEMBER 30   DECEMBER 31,
                                                       1996          1995
                                                   ------------   ------------
                                                   (UNAUDITED)
ASSETS:
  Cash and cash equivalents ......................   $     43            14
  Accounts receivable - trade ....................        107           171
  Accounts receivable - affiliates................        611         1,255
  Other assets....................................         14            21
                                                     --------       -------
    Total current assets..........................        775         1,461
                                                     --------       -------
  Oil and gas properties, successful
   efforts method:
    Properties subject to amortization............     45,460        45,230
    Less:  Accumulated depreciation,
     depletion & amortization.....................    (40,149)      (38,967)
                                                     --------       -------
    Total oil and gas properties..................      5,311         6,263
                                                     --------       -------
  TOTAL ASSETS....................................   $  6,086         7,724
                                                     --------       -------
                                                     --------       -------
LIABILITIES:
  Accounts payable and accrued expenses ..........   $    150           375
  Accounts payable - affiliates ..................        360         2,943
                                                     --------       -------
    Total current liabilities ....................        510         3,318
                                                     --------       -------
  Notes payable ..................................      6,000         6,000
                                                     --------       -------
  TOTAL LIABILITIES ..............................      6,510         9,318
                                                     --------       -------
PARTNERS' DEFICIT:
  LP Unitholders' deficit ........................        (68)         (183)
  GP Unitholders' deficit ........................       (340)       (1,349)
  Managing and special general partners' deficit..        (16)          (62)
                                                     --------       -------
  TOTAL PARTNERS' DEFICIT.........................       (424)       (1,594)
                                                     --------       -------
TOTAL LIABILITIES AND PARTNERS' DEFICIT...........   $  6,086         7,724
                                                     --------       -------
                                                     --------       -------

See Notes to Financial Statements.

             KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                        STATEMENTS OF INCOME (LOSS)

                   ($ IN THOUSANDS EXCEPT PER UNIT DATA)

                            (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    -----------------------
                                                       1996         1995
                                                    ----------   ----------
REVENUES:
  Oil and gas sales..............................   $    1,199        1,086
  Interest income................................          ---            1
                                                    ----------   ----------
    Total revenues...............................        1,199        1,087
                                                    ----------   ----------

COSTS AND EXPENSES:
  Lease operating expenses.......................          129          223
  Severance taxes................................           52           69
  Exploration costs..............................           (2)         ---
  General and administrative expenses............           64          154
  Interest expense...............................          203          203
  Depreciation, depletion and amortization ......          345          785
  Impairment of oil and gas properties ..........          ---        1,850
                                                    ----------   ----------
    Total expenses...............................          791        3,284
                                                    ----------   ----------
NET INCOME (LOSS)................................   $      408       (2,197)
                                                    ----------   ----------
                                                    ----------   ----------

NET INCOME (LOSS) ALLOCABLE TO LP UNITHOLDERS
 AND GP UNITHOLDERS..............................   $      392       (2,110)
                                                    ----------   ----------
                                                    ----------   ----------

NET INCOME (LOSS) ALLOCABLE TO MANAGING AND
 INDIVIDUAL GENERAL PARTNERS.....................   $       16          (87)
                                                    ----------   ----------
                                                    ----------   ----------

NET INCOME (LOSS) PER LP AND GP UNIT.............   $      .02         (.13)
                                                    ----------   ----------
                                                    ----------   ----------

Average LP and GP units outstanding..............   16,033,009   16,033,009
                                                    ----------   ----------
                                                    ----------   ----------


See Notes to Financial Statements.

            KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                       STATEMENTS OF INCOME (LOSS)

                  ($ IN THOUSANDS EXCEPT PER UNIT DATA)

                               (UNAUDITED)

                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    -----------------------
                                                       1996         1995
                                                    ----------   ----------
REVENUES:
  Oil and gas sales...............................  $    3,721        4,294
  Interest income.................................           3            3
                                                    ----------   ----------
    Total revenues................................       3,724        4,297
                                                    ----------   ----------

COSTS AND EXPENSES:
  Lease operating expenses........................         465          627
  Severance taxes.................................         142          259
  Exploration costs...............................          (4)           6
  General and administrative expenses.............         259          450
  Interest expense................................         608          470
  Depreciation, depletion and amortization .......       1,084        2,924
  Impairment of oil and gas properties ...........         ---        2,335
                                                    ----------   ----------
    Total expenses................................       2,554        7,071
                                                    ----------   ----------
NET INCOME (LOSS).................................  $    1,170       (2,774)
                                                    ----------   ----------
                                                    ----------   ----------


NET INCOME (LOSS) ALLOCABLE TO LP UNITHOLDERS
 AND GP UNITHOLDERS...............................  $    1,124       (2,664)
                                                    ----------   ----------
                                                    ----------   ----------

NET INCOME (LOSS) ALLOCABLE TO MANAGING AND
 INDIVIDUAL GENERAL PARTNERS......................  $       46         (110)
                                                    ----------   ----------
                                                    ----------   ----------

NET INCOME (LOSS) PER LP AND GP UNIT..............  $      .07         (.17)
                                                    ----------   ----------
                                                    ----------   ----------

Average LP and GP units outstanding.............    16,033,009   16,033,009
                                                    ----------   ----------
                                                    ----------   ----------


See Notes to Financial Statements.

             KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                          STATEMENTS OF CASH FLOWS

                              ($ IN THOUSANDS)

                                (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                    -------------------
                                                     1996         1995
                                                    -------      ------
OPERATING ACTIVITIES:
  Net income (loss)..............................   $ 1,170      (2,774)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation, depletion and amortization.....     1,084       2,924
    Impairment of oil and gas properties.........       ---       2,335
    Dry hole costs...............................       ---           6
  Changes in operating assets and liabilities:
    Decrease in accounts receivable .............       707         487
    Decrease (increase) in prepaid and other
     current assets..............................         7         (14)
    Decrease in accounts payable and accrued
     expenses....................................    (2,808)     (2,197)
                                                    -------      ------


  Net cash provided by operating activities......       160         767
                                                    -------      ------

INVESTING ACTIVITIES:
  Purchase of property and equipment ............      (230)       (959)
  Sale of oil and gas properties ................        99         380
  Sale of other non-current assets ..............       ---         130
                                                    -------      ------
  Net cash used in investing activities..........      (131)       (449)
                                                    -------      ------

FINANCING ACTIVITIES:
  Proceeds from long term borrowings ............       ---         ---
  Capital contributed by partners................       ---         ---
  Distribution to partners ......................       ---        (333)
                                                    -------      ------
  Net cash provided by (used in) financing
   activities....................................       ---        (333)
                                                    -------      ------

Increase (decrease) in cash and cash equivalents.        29         (15)

Cash and cash equivalents, beginning of period...        14          32
                                                    -------      ------

Cash and cash equivalents, end of period ........   $    43          17
                                                    -------      ------
                                                    -------      ------


See Notes to Financial Statements.

             KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                       NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         GENERAL. The accompanying financial statements of Kelley Partners 1992 Development Drilling Program (the "Partnership") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     In 1992, the Partnership issued a total of 16,033,009 units of limited and general partner interests ("Units") at $3 per Unit for a total of $48,099,027. The Units represents 96.04% of the total interests in the Partnership and consist of 1,647,502 Units of limited partner interests ("LP Units") and 14,385,507 Units of general partner interests ("GP Units"). In addition, the Partnership issued managing and special general partner interests on a pro rata basis for $1,983,258, representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil"), owns 83.72% of the Units, together with its 3.94% managing general partnership interest.

RECENT DEVELOPMENTS

     DRILLING OPERATIONS. Since inception, the Partnership participated in drilling 39 gross (15.23 net) wells, of which 30 gross (11.07 net) wells were found productive and 9 gross (4.16 net) wells were dry. All of the Partnership's productive wells were on line by the end of 1994. During 1995 and 1996, 3 gross (.92 net) Partnership wells were plugged when production declined to noncommercial levels, and one of the Partnership's wells was included in a divestiture of nonstrategic properties. In addition, recompletion and workover operations have been conducted on several wells. See "Liquidity and Capital Resources" below.

     HEDGING ACTIVITIES. Kelley Oil & Gas Corporation, the parent company of Kelley Oil ("KOGC"), and its subsidiaries (collectively, the "Kelley Group"), periodically use forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on natural gas production of the Kelley Group, including the Partnership. The swap agreements generally provide for the Kelley Group to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues. Through a combination of natural gas swap agreements, forward sales contracts and options, 69.4% of the Kelley Group's natural gas production for the third quarter of 1996 was affected by hedging transactions at an average Nymex quoted price of $2.17 per MMBtu, before transaction and transportation costs on gas delivered under forward sales contracts. Approximately 57.6% of the Kelley Group's anticipated natural gas production for the balance of 1996 has been hedged by natural gas swap agreements, forward sales contracts and options at an average Nymex quoted price of $2.25 per MMBtu, before transaction and transportation costs.

RESULTS OF OPERATIONS

     QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995. Oil and gas revenues of $1,199,000 for the third quarter of 1996 increased 10.4% compared to $1,086,000 in the corresponding quarter of 1995 as a result of higher oil and gas prices. During the current quarter, production of natural gas decreased 23.5% from 578,000 Mcf in the third quarter of 1995 to 443,000 Mcf, while the average price of natural gas increased 55.2% from $1.54 per Mcf in the third quarter of 1995 to $2.39 per Mcf in the current quarter.
Production of crude oil in the current quarter totaled 6,886 barrels, with an average sales price of $20.37 per barrel compared to 9,598 barrels at $18.96 per barrel in the same quarter last year, representing a volume decrease of 28.3% and a price increase of 7.4%.

     Lease operating expenses and severance taxes were $181,000 in the current quarter versus $292,000 in the third quarter of 1995, a decrease of 38.0%, reflecting lower production levels and reduced workover costs. On a unit of production basis, these expenses decreased to $.37 per Mcfe in the third quarter of 1996 from $.46 per Mcfe in the same quarter of 1995.

    In the third quarter of 1996, the Partnership recovered previously expensed exploration costs of $2,000, while no exploration costs were expensed or recovered in the same quarter of 1995.

    General and administrative expenses of $64,000 in the current quarter decreased 58.4% from $154,000 in the third quarter of 1995, reflecting a reduction in the Partnership's share of administration costs associated with development operations of the Kelley Group. On a unit of production basis, these expenses decreased from $.24 per Mcfe in the third quarter of 1995 to $.13 per Mcfe in the current quarter.

    In the third quarters of both 1996 and 1995, the Partnership incurred interest expenses of $203,000 on a loan advanced in August 1994 to fund part of its drilling expenses in excess of contributed capital. See "Liquidity and Capital Resources" below.

    Depreciation, depletion and amortization ("DD&A") decreased 56.1% from $785,000 in the third quarter of 1995 to $345,000 in the current quarter due to lower production levels and lower depletion rates following noncash impairment charges aggregating $8.7 million recognized in the fourth quarter of 1995 against the carrying value of the Partnership's oil and gas properties under the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets ("FAS 121"). On a unit of production basis, DD&A decreased to $.71 per Mcfe in the third quarter of 1996 from $1.23 per Mcfe in the same quarter last year.

    The Partnership recognized net income of $408,000 or $.02 per Unit for the third quarter of 1996, reflecting the foregoing developments. For the third quarter of 1995, the Partnership recognized a net loss of $2,197,000 or $.13 per Unit, primarily reflecting higher production costs and DD&A.

    NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995. Oil and gas revenues of $3,721,000 for the first nine months of 1996 decreased 13.3% compared to $4,294,000 in the corresponding period of 1995, reflecting lower production volumes partially offset by higher prices. During the current period, production of natural gas decreased 32.7% from 2,114,000 Mcf in the first nine months of 1995 to 1,422,000 Mcf, while the average price of natural gas increased 32.9% from $1.73 per Mcf in the first nine months of 1995 to $2.30 per Mcf in the current period. Production of crude oil in the current period totaled 21,435 barrels, with an average sales price of $21.00 per barrel compared to 31,262 barrels at $18.16 per barrel in the same period last year, representing a volume decrease of 31.4% and a price increase of 15.7%.

    Lease operating expenses and severance taxes were $607,000 in the current period versus $886,000 in the first nine months of 1995, a decrease of 31.5%, reflecting lower production levels and reduced workover costs. On a unit of production basis, these expenses remained constant at $.39 per Mcfe in the first three quarters of 1996 and 1995.

    In the first nine months of 1996, the Partnership recovered previously expensed exploration costs of $4,000, while $6,000 of exploration costs were expensed in the same period of 1995.

    General and administrative expenses of $259,000 in the current period decreased 42.4% from $450,000 in the first nine months of 1995, reflecting a reduction in the Partnership's share of administration costs associated with development operations of the Kelley Group. On a unit of production basis, these expenses decreased to $.17 per Mcfe in the first three quarters of 1996 from $.20 per Mcfe in the year-earlier period.

    In the nine months ended September 30, 1996 and 1995, the Partnership incurred interest expenses of $608,000 and $470,000, respectively. The increase in interest expense for the first nine months of 1996 resulted from a higher interest rate compared to the first nine months of 1995. See "Liquidity and Capital Resources" below.

    DD&A decreased 62.9% from $2,924,000 in the first nine months of 1995 to $1,084,000 in the current period due to lower production levels and lower depletion rates following noncash impairment charges aggregating $8.7 million recognized in the fourth quarter of 1995 against the carrying value of the Partnership's oil and gas properties under FAS 121. On a unit of production basis, DD&A decreased to $.70 per Mcfe in the first three quarters of 1996 from $1.27 per Mcfe in the same period last year.

    The Partnership recognized net income of $1,170,000 or $.07 per Unit for the first nine months of 1996, reflecting the foregoing developments. For the corresponding period of 1995, the Partnership recognized a net loss of $2,774,000 or $.17 per Unit, primarily reflecting lower product prices, a successful efforts impairment charge of $2,335,000 through September 30, 1995 and higher DD&A.

    The results of operations for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY. Net cash provided by the Partnership's operating activities during the first nine months of 1996, as reflected on its statement of cash flows, totaled $160,000. During the period, funds were used in investing activities comprised primarily of property and equipment expenditures of $230,000 for development of the Partnership's oil and gas properties, partially offset by $99,000 from the sale of non-current assets. As a result of these activities, the Partnership's cash and cash equivalents increased to $43,000 at September 30, 1996 from $14,000 at December 31, 1995.

    CAPITAL RESOURCES. The partners' deficit at September 30, 1996 was reduced to $424,000. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs. As of September 30, 1996, the Partnership was fully capitalized with contributions aggregating $50,082,285.

    The Partnership incurred drilling and recompletion expenses aggregating $15,338,000 in excess of its contributed capital (the "Drilling Overexpenditures"), including $2,300,000 of geological and geophysical expenses payable to Kelley Oil (the "G&G Reimbursement Obligation"). In
August 1994, one of the credit facilities maintained by Kelley Oil was modified to add the Partnership as a borrower, and $6,000,000 was advanced to the Partnership to fund part of its Drilling Overexpenditures. The Partnership's bank debt was subsequently replaced by a $6,000,000 loan from Kelley Oil (the "Initial Loan") funded with borrowings by Kelley Oil under a credit facility obtained in February 1995 (the "Prior Credit Facility").
The Partnership has paid interest on the Initial Loan at the same rate charged to Kelley Oil under the Prior Credit Facility and, following the repayment of borrowings under that facility with proceeds from the issuance of KOGC's 13 1/2% Senior Notes in June 1995, at the same rate payable under the Senior Notes, resulting in an effective interest rate of 11.2% on the Initial Loan during 1995 and 13.5% during the first nine months of 1996.

    DISTRIBUTION POLICY. The Partnership maintains a policy of distributing the maximum amount of its net available cash to Unitholders on a quarterly basis. For these purposes, net available cash generally represents the net operating cash flow of the Partnership after deducting working capital requirements. To meet its financial obligations for the Drilling Overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. During 1995, the Partnership's operating cash flow in excess of distributions was applied to pay interest on the Initial Loan and to reduce unfunded payables for third party Drilling Overexpenditures. While the $6,000,000 Initial Loan remains outstanding, the balance of the Drilling Overexpenditures had been reduced from Partnership cash flow to $360,000 as of September 30, 1996. By continuing to reduce its debt from operating cash flow, the Partnership expects to retire this obligation during the fourth quarter of 1996 and begin repayment of the Initial Loan in 1997.

    Net available cash per Unit from operations for the nine months ended September 30, 1996 and 1995 was determined as follows:

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                     -----------------
                                                     1996        1995
                                                     -----       ----

Net income (loss) per Unit .....................     $ .07       (.17)
Depreciation, depletion and amortization
 charges per Unit...............................       .06        .18
Impairment of oil and gas properties per Unit...       ---        .14
                                                     -----       ----
  Net available cash per Unit for reduction
   of debt......................................     $ .13        .15
                                                     -----       ----
                                                     -----       ----

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

                                      KELLEY PARTNERS 1992
                                      DEVELOPMENT DRILLING PROGRAM

                                      By: KELLEY OIL CORPORATION
                                          Managing General Partner


Date: November 14, 1996               By:        /s/  William C. Rankin
                                         ------------------------------------
                                                   William C. Rankin
                                                Senior Vice President and
                                                 Chief Financial Officer
                                                (Duly Authorized Officer)
                                             (Principal Accounting Officer)