Form 10-K405
period 1996-12-31
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 1997-03-31
CIK 891011

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996        COMMISSION FILE NO. 0-20998


                             KELLEY PARTNERS 1992
                         DEVELOPMENT DRILLING PROGRAM
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                TEXAS                                  76-0373428
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

          601 JEFFERSON ST.
             SUITE 1100
           HOUSTON, TEXAS                                 77002
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 652-5200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     None
                               (TITLE OF CLASS)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                Units of Limited and General Partner Interests
                               (TITLE OF CLASS)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of March 15, 1997, Kelley Partners 1992 Development Drilling Program had 16,033,009 units of limited and general partner interests (the "Units") outstanding. The Units are not publicly traded.

                                    PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

      GENERAL. Kelley Partners 1992 Development Drilling Program, a Texas limited partnership (the "Partnership"), was formed in 1992 to develop oil and gas properties located onshore in Louisiana. The Partnership issued a total of 16,033,009 units of limited and general partner interests ("Units"), representing 96.04% of the total interests in the Partnership, for $48,099,027. The Units consist of 1,647,500 Units of limited partner interests ("LP Units") and 14,385,509 Units of general partner interests ("GP Units"). In addition, the Partnership issued managing and special general partner ("General Partner") interests, representing the other 3.96% of the total interests in the Partnership, for $1,983,258. Kelley Oil Corporation, the managing general partner of the Partnership (the "Managing General Partner" or "Kelley Oil"), owns 83.72% of the Units and a 3.94% General Partner interest. Kelley Oil is a subsidiary of Kelley Oil & Gas Corporation ("KOGC" and, collectively with its subsidiaries, "Kelley").

      As used in this Report, "Mcf" means thousand cubic feet, "Mmcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel or 42 U.S. gallons liquid volume, "Mbbl" means thousand barrels, "Mcfe" means thousand cubic feet of natural gas equivalent using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate and natural gas liquids, "Mmcfe" means million cubic feet of natural gas equivalent, "Bcfe" means billion cubic feet of natural gas equivalent, and "MMBtu" means million British thermal units. This Report includes various other capitalized terms that are defined when first used.

      OPERATIONS. Development activities of the Partnership are conducted through a joint venture (the "Joint Venture") between the Partnership and Kelley Operating Company, Ltd. ("Kelley Operating"), a subsidiary partnership of Kelley Oil. The Partnership contributed to the Joint Venture substantially all of the partners' contributed capital to finance the costs of drilling, completing, equipping and, when necessary, abandoning the wells drilled by the Joint Venture, proportionate with the Joint Venture's working interest in each well. Kelley Operating contributed to the Joint Venture specific drilling rights for development wells on its properties selected by the Managing General Partner. In return for the contributed drilling rights, Kelley Operating has reserved a 20% reversionary interest after Payout (as defined in the Joint Venture Agreement) in the costs and revenues of the Joint Venture.

      In addition to its reversionary interest, Kelley Operating retained one third of its working interest associated with the drilling rights contributed to the Joint Venture. Accordingly, Kelley Operating has contributed proportionately to the development and operating costs of all Partnership wells and receives a proportionate share of the revenues attributable to the sale of production from those wells.

      DEVELOPMENT AND PRODUCTION. From inception through the completion of drilling activities in 1994, the Partnership participated in drilling 39 gross wells, of which 30 gross (11.07 net) wells were productive and 9 gross (4.16 net) wells were dry. Subsequently, two producing Partnership wells were plugged when production declined to noncommercial levels. During 1996, recompletion and work-over operations were conducted on three wells, and one-half of the Partnership's interests in four wells were sold. From its inception through 1996, the Partnership produced 8.6 Bcf of natural gas and 172,517 barrels of oil and natural gas liquids, generating total oil and gas revenues of $20,106,000, of which $4,506,000 or $0.27 per Unit has been distributed to the partners. To enable the Partnership to fund part of its drilling and recompletion expenses in excess of contributed capital, quarterly distributions were suspended in October 1994, reinstated for only one quarter in 1995, and suspended again thereafter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANAGEMENT, OPERATIONS AND PROPERTIES

      Kelley Oil is an independent oil and gas company with principal executive offices in Houston, Texas. As Managing General Partner, Kelley Oil makes all decisions regarding the business and operations of the Partnership. The Partnership has no employees and utilizes the officers and staff of Kelley Oil to perform all management and administrative functions. Kelley Oil's staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. Kelley Oil is also the managing general partner of Kelley Operating. See "Employees" below and "Directors and Executive Officers of Kelley Oil Corporation."

      The General Partners receive no management or other fees or promoted interests from the Partnership or the Joint Venture. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs allocable to the Partnership, principally comprised of general and administrative expenses. These arrangements are the same for all development drilling programs ("DDPs") sponsored by Kelley Oil.

ESTIMATED PROVED RESERVES

      GENERAL. Reserve estimates contained herein were prepared by H. J. Gruy & Associates, Inc. ("Gruy") independent petroleum engineers, as of January 1, 1997 and 1996, and were prepared by Kelley Oil and reviewed by Gruy at January 1, 1995.

      QUANTITIES. The following table sets forth the Partnership's estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas for the years ended December 31, 1994, 1995 and 1996 and principal components of the changes in the quantities of reserves for each of the periods then ended. Proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion.

                           ESTIMATED PROVED RESERVES

                                                          AS OF JANUARY 1,
                                                 -------------------------------
                                                   1995         1996        1997
                                                 ------       ------       -----
Crude oil and liquids (Mbbl):
  Proved developed .......................          290          201         102
  Proved undeveloped .....................         --           --          --
                                                 ------       ------       -----
   Total proved ..........................          290          201         102
                                                 ======       ======       =====

Natural gas (Mmcf):
  Proved developed .......................       14,827       10,220       7,537
  Proved undeveloped .....................         --           --          --
                                                 ------       ------       -----
   Total proved ..........................       14,827       10,220       7,537
                                                 ======       ======       =====


      Detailed information concerning the Partnership's estimated proved reserves and discounted net future cash flows is contained in the Supplementary Financial Information included in Note 7 to the Partnership's Financial Statements. The Partnership has not filed any estimates of reserves with any federal authority or agency during the past year other than estimates contained in its last annual report filed with the SEC.

      UNCERTAINTIES IN ESTIMATING RESERVES. Oil and gas proved reserves cannot be measured exactly. Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. Estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve estimates are based on many factors related to reservoir performance which require evaluation by the engineers interpreting the available data, as well as price and other economic factors. The reliability of these estimates at any point in time depends on the quality and quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgment. Further, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Consequently, reserve estimates are subject to revision as additional data becomes available during the producing life of a reservoir. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves set forth herein will be developed within the periods anticipated. In addition, the estimates of future net revenues from proved reserves of Kelley and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct when judged against actual subsequent experience.

DESCRIPTION OF SIGNIFICANT PROPERTIES

      GENERAL. The properties of the Partnership consist primarily of interests in producing wells located in the Hosston, Smackover, Miocene and Oligocene trends in Louisiana. All of the Partnership's oil and gas reserves are located within the continental United States.

      SIGNIFICANT FIELDS. The following table sets forth certain information as of January 1, 1997 with respect to the Partnership's interests in its most significant fields, together with information for all other fields combined.

                          SIGNIFICANT PROVED PROPERTIES
                                 (IN THOUSANDS)

                                                        PROVED RESERVES AT JANUARY 1, 1997              1996 PRODUCTION
                                                       ------------------------------------  ---------------------------------------
                                                                            GAS                                     GAS
                                                       OIL       GAS     EQUIVALENT             OIL      GAS     EQUIVALENT
PROPERTY                                              (MBBLS)  (MMCF)     (MMCFE)       %     (MBBLS)   (MMCF)    (MMCFE)        %
                                                       ---      -----      -----      -----      --      -----      -----      -----
NORTH LOUISIANA:
   Ada field ....................................        1        634        640        7.9      --        135        135        6.7
   Sailes field .................................        7      4,310      4,352       53.4       2        807        819       40.9
   Sibley field .................................       12      1,244      1,316       16.1      --        126        126        6.3
   West Bryceland field .........................      --          47         47         .6      --         10         10         .5
SOUTH LOUISIANA(1):
   Orange Grove/Humphreys field .................        4        328        352        4.3       4        289        313       15.7
   Ouiski Bayou field ...........................       76        701      1,157       14.2      15        164        254       12.7
OTHER:
   As a group ...................................        2        273        285        3.5       6        307        343       17.2
                                                       ---      -----      -----      -----      --      -----      -----      -----
      Total .....................................      102      7,537      8,149      100.0      27      1,838      2,000      100.0
                                                       ===      =====      =====      =====      ==      =====      =====      =====

---------------
      (1) Effective December 1, 1996, Kelley entered into a joint venture whereby it sold 50% of its net acreage position as well as 50% of its interest in 23 wells and related facilities in the Houma Embayment, including in the Orange Grove/Humphreys and Ouiski Bayou fields. The sale included interest in four Partnership wells. See "Management's Discussion and Analysis of Financial Position and Results of Operations."

            ADDITIONAL INFORMATION REGARDING THESE FIELDS IS SET FORTH BELOW. UNLESS OTHERWISE NOTED, ACREAGE AND WELL INFORMATION IS PROVIDED AS OF DECEMBER 31, 1996, AND RESERVE INFORMATION IS PROVIDED AS OF JANUARY 1, 1997:

                                 NORTH LOUISIANA

            ADA FIELD. The Ada field is located in Bienville and Webster Parishes, Louisiana. The Partnership has an interest in 1 gross (.16 net) well producing from the Sligo and Hosston formations at a depth of 8,600 feet. The well is operated by a third party. The Ada field reserves are 100% proved developed.

      SAILES FIELD. The Sailes field is located in Bienville Parish, Louisiana. The Partnership has interests in 6 gross (2.16 net) wells producing from the Hosston formation at depths ranging from 7,240 to 9,900 feet. Kelley Oil operates five of the wells. The Sailes field reserves are 100% proved developed.

      SIBLEY FIELD. The Sibley field is located in Webster Parish, Louisiana. The Partnership has interests in 5 gross (.36 net) wells producing from the Hosston formation at depths ranging from 7,300 to 10,000 feet. Kelley Oil operates one of the wells. The Sibley field reserves are 100% proved developed.

      WEST BRYCELAND FIELD. The West Bryceland field is located in Bienville Parish, Louisiana. The Partnership has interests in 1 gross (0.24 net) well producing from the Hosston formation at depths ranging from 6,500 to 10,500 feet. The West Bryceland field reserves are 100% proved developed.

                                SOUTH LOUISIANA

      ORANGE GROVE/HUMPHREYS FIELD. The Orange Grove/Humphreys field is located in Terrebonne Parish, Louisiana. The Partnership has interests in 2 gross (0.66 net) wells producing from the 1st Hollywood, Tex W, Upper Krumbhaar and Bourg formations at depths ranging from 10,300 to 12,500 feet. Kelley Oil operates all of the wells. The Orange Grove/Humphreys field reserves are 100% proved developed.

      OUISKI BAYOU FIELD. The Ouiski Bayou field is located in Terrebonne Parish, Louisiana. The Partnership has an interest in 1 gross (.33 net) well producing from the Cib op formation at a depth of 17,000 feet. Kelley Oil operates the well. The Ouiski Bayou field reserves are 100% proved developed.

PRODUCTION, PRICE AND COST DATA

      The following tables set forth the oil and gas production, average sales price (including transfers) and average production costs (lifting cost plus severance taxes) per equivalent unit of oil and gas produced by the Partnership for the years ended December 31, 1994, 1995 and 1996. Detailed additional information concerning the Partnership's oil and gas producing activities is contained in the Supplementary Financial Information included in Note 7 to the Partnership's Financial Statements.


                             OIL AND GAS PRODUCTION

                                                         YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                         1994     1995     1996
                                                        ------   ------   ------
Crude oil, condensate and natural gas liquids (Bbls)    73,706   40,936   27,133
Natural gas (Mmcf) ..................................    3,198    2,741    1,838


                    AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                      YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                   1994         1995      1996
                                                --------     --------   -------
Average sales price:
   Crude oil, condensate and natural
     gas liquids (Bbl) ....................     $  16.59        18.66     21.74
   Natural gas (Mcf) ......................         1.83         1.77      2.27
   Oil and gas revenues per Mcfe ..........         1.95         1.91      2.40
   Average production costs per Mcfe ......          .35          .41       .41

OIL AND GAS WELLS

      As of December 31, 1996, the Partnership owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:

                                                            GROSS(1)      NET
                                                            -------     -------
Oil wells...................................................    --         --
Gas wells...................................................    20        4.88
                                                            ------      ------
 Total......................................................    20        4.88
                                                            ======      ======

(1) One or more completions in the same hole are counted as one well; none of the wells have multiple completions.


      WELLS DRILLED. All of the wells drilled by the Partnership are development wells based on definitions in the Partnership Agreement of the Partnership. The following table sets forth the number of gross and net productive and dry development wells and exploratory wells drilled by the Partnership during the periods indicated, based on a narrower definition for development wells under SEC guidelines.

                GROSS                GROSS              NET                   NET
          DEVELOPMENT WELLS   EXPLORATORY WELLS    DEVELOPMENT WELLS   EXPLORATORY WELLS
          -----------------   -----------------    -----------------   -----------------
          PRODUCTIVE  DRY     PRODUCTIVE    DRY    PRODUCTIVE    DRY   PRODUCTIVE    DRY
          --------   ----     ----------   ----    ----------   ----   ----------   ----
1994....   10         1         2           1        3.29       .66       .86       .67
1995....   --        --        --          --          --        --        --        --
1996....   --        --        --          --          --        --        --        --

MARKETING OF NATURAL GAS AND CRUDE OIL

      The Partnership does not refine or process any of the oil and natural gas it produces. The natural gas production of KOGC and its subsidiaries is sold to various purchasers typically in the areas where the natural gas is produced. the Partnership currently is able to sell, under contract or in the spot market, all of its natural gas at current market prices. Substantially all of the Partnership's natural gas is sold under short-term contracts or contracts providing for periodic adjustments or in the spot market. Its revenue streams are therefore sensitive to changes in current market prices. The Partnership's sales of crude oil, condensate and natural gas liquids generally are related to posted field prices.

      In addition to marketing natural gas and crude oil produced on Partnership properties, a subsidiary of KOGC aggregates volumes to increase market power, provides gas transportation arrangements, provides nomination and gas control services, supervises gas gathering operations and performs revenue receipt and disbursement services as well as regulatory filing, recordkeeping, inspection, testing and monitoring functions. In addition, a subsidiary of the Company coordinates the connection of newly drilled wells to various pipeline systems, performs gas market surveys and oversees gas balancing with its various gas gatherers and transporters. During 1995 and 1996, a subsidiary of the Company received from certain of its subsidiaries and from unrelated customers a marketing fee of 2% of the resale price for marketed natural gas. The Company consideres these arrangements customary among natural gas producers and their marketing affiliates.

      The Partnership believes that its activities are not currently constrained by a lack of adequate transportation systems or system capacity and does not foresee any material disruption in available transportation for its production. However, there can be no assurance that the Partnership will not encounter these constraints in the future. In that event, the Partnership would be forced to seek alternate sources of transportation and may face increased costs.

HEDGING OF NATURAL GAS

      Kelley periodically has used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for Kelley to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by Kelley from hedging activities are included in oil and gas revenues and average sales prices. Kelley's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in Kelley's subsidiary partnerships. Through a combination of natural gas swap agreements, forward sales contracts and options, approximately 55% of Kelley's natural gas production for 1996 was affected by Kelley's hedging transactions at an average NYMEX quoted price of $2.25 per MMBtu before transaction and transportation costs. Approximately 44% of Kelley's anticipated natural gas production for the first eight months of 1997 has been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.42 per MMBtu before transaction and transportation costs. Hedging activities related to swaps and options reduced revenues by approximately $3.1 million in 1996 and increased revenues by approximately $1.8 million in 1995 as compared to estimated revenues had no hedging activities been conducted. Hedging activities were not material in 1994. At December 31, 1996, the Company had an unrealized loss of $2.6 million.

COMPETITION

      The oil and gas industry is highly competitive. Major oil and gas companies, independent concerns, drilling and production purchase programs and individual producers and operators are active bidders for desirable oil and gas properties, as well as the equipment and labor required to operate those properties. Many competitors have financial resources substantially greater than those of the Partnership and staffs and facilities substantially larger than those of Kelley Oil. The availability of a ready market for the oil and gas production of the Partnership depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations.

REGULATION OF OIL AND GAS MARKETS

      GENERAL. The Partnership's operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with those rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases the Partnership's cost of doing business and, consequently, affects its profitability. However, Kelley does not believe that it is affected in a significantly different manner by these regulations than are its competitors in the oil and natural gas industry. Because of the numerous and complex federal and state statutes and regulations that may affect the Partnership, directly or indirectly, the following discussion of certain statutes and regulations should not be relied upon as an exhaustive review of all matters affecting the Partnership's operations.

      TRANSPORTATION AND SALE OF NATURAL GAS. The FERC regulates interstate natural gas pipeline transportation rates and service conditions. This affects the marketing of gas produced by the Partnership and the revenues it receives for sales of natural gas. Since 1985, the FERC has adopted policies intended to make natural gas transportation more accessible to gas buyers and sellers on an open and nondiscriminatory basis. The FERC's most recent action in this area, Order No. 636, reflected its finding that, under the then-existing regulatory structure, interstate pipelines and other gas merchants, including producers, did not compete on a "level playing field" in selling gas. Order No. 636 instituted individual pipeline services restructuring proceedings, designed specifically to "unbundle" the services provided by many interstate pipelines (for example, transportation, sales and storage) so that buyers of natural gas may secure supplies and delivery services from the most economical source, whether interstate pipelines or other parties. The FERC has issued final orders in the restructuring proceedings, and a number of pipelines have filed tariff sheets reflecting refinements in the implementation of Order No. 636 following three years of operation under the program. In addition, the FERC has announced its intention to reexamine certain of its transportation related policies, including the appropriate manner in which interstate pipelines release transportation capacity under Order No. 636 and, more recently, the price that shippers can charge for released capacity.

The FERC also has issued a new policy regarding the use of nontraditional methods of setting rates for interstate gas pipelines in certain circumstances as alternatives to cost-of-service based rates. A number of pipelines have obtained FERC authorization to charge negotiated rates as one alternative.

      Although the FERC's actions, such as Order No. 636, do not regulate gas producers such as the Partnership, these actions are intended to foster increased competition within all phases of the natural gas industry. To date, the FERC's pro-competition policies have not materially affected the Partnership's business or operations. On a prospective basis, however, these orders may substantially increase the burden on the producers and transporters to nominate and deliver on a daily basis a specified volume of natural gas. Producers and transporters that deliver deficient volume or volumes in excess of their daily nominations could be subject to additional charges by the pipeline carriers.

      The U.S. Court of Appeals for the District of Columbia Circuit has affirmed the FERC's Order No. 636 restructuring rule and remanded certain issues for further explanation or clarification. Numerous petitions seeking judicial review of the individual pipeline restructuring orders are currently pending in that court. It is not possible to predict what, if any, effect the order on remand or the court's decision in the individual pipeline cases will have on the Partnership. Kelley does not believe, however, that it will be affected any differently than other gas producers or marketers with which it competes.

      Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. Kelley cannot predict when or if any such proposals might become effective or their effect, if any, on the Partnership's operations. The natural gas industry historically has been very heavily regulated, and there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely.

      TRANSPORTATION AND SALE OF CRUDE OIL. Sales of crude oil and condensate can be made by the Partnership at market prices not subject at this time to price controls. The price that the Partnership receives from the sale of these products is affected by the cost of transporting the products to market. Commencing in October 1993, the FERC issued a series of orders (Order Nos. 561 and 561-A) in which it revised its regulations governing the rates that may be charged by oil pipelines. The new rules, which became effective January 1, 1995, provide a simplified, generally applicable method for regulating rates by use of an index for setting rate ceilings. In certain circumstances, the new rules permit oil pipelines to establish rates using traditional costs of service and other methods of ratemaking. On October 28, 1994, the FERC issued two separate orders (Nos. 571 and 572), adopting additional regulations governing rates that an oil pipeline may be authorized to charge. Order No. 571 authorizes a pipeline to implement cost-of-service based rates, provided it can demonstrate that there is a substantial divergence between the actual costs experienced by the carrier and the indexed rate that the pipeline is directed to charge under Order No.
561. In Order No. 572, the FERC adopted regulations that authorize a pipeline to charge market-based rates, provided it can demonstrate that it lacks significant market power in the market(s) in which it proposes to charge those rates. These rules have been affirmed by the U.S. Court of Appeals for the District of Columbia Circuit. The effect that these new rules may have on moving The Partnership's liquid products to market cannot yet be determined.

      REGULATION OF PRODUCTION. The production of oil and natural gas is subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which The Partnership owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas, and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas the Partnership can produce from its wells and to limit the number of wells or the locations at which the Partnership can drill. Moreover, each state generally imposes an ad valorem, production or severance tax with respect to production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

ENVIRONMENTAL REGULATIONS

      GENERAL. Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect the Partnership's operations and costs. In particular, the Partnership's production operations, its activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and its use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation. As with the industry generally, compliance with existing regulations increases the Partnership's overall cost of business. Affected areas include unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water, capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and gas exploration wastes and capital costs to construct, maintain and upgrade equipment and facilities.

      The Partnership incurs some expenses related to the disposition of drilling fluids and produced waters, but these costs do not constitute a material expense. The Partnership anticipates that it will incur additional expenses related to compliance with environmental regulations at the time it abandons a producing property or lease. The amount of these costs will vary, but based on the Partnership's experience, the amount and timing of these costs should not materially increase its overall cost of business. In addition, the Partnership does not anticipate that it will be required to make any significant capital expenditures to comply with current environmental requirements.

      Environmental regulations historically have been subject to frequent change by regulatory authorities, and the Partnership is unable to predict the ongoing cost to comply with these laws and regulations or their future impact on its operations. However, the Partnership does not believe that changes to these regulations will materially adversely affect its competitive position because its competitors are similarly affected. A discharge of hydrocarbons or hazardous substances into the environment could subject the Partnership to substantial expense, including both the cost to comply with applicable regulations pertaining to the remediation of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. The Partnership maintains insurance, which may provide some protection against environmental liabilities, but the coverage of the insurance and the amount of protection afforded for any particular possible environmental liability may not be adequate to protect the Partnership from substantial expense.

      WATER. The Oil Pollution Act (the "OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 (the "FWPCA") and other statutes as they pertain to prevention and response to oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill into navigable waters, along shorelines or in an exclusive economic zone. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Partnership. States in which the Partnership operates also have enacted similar laws. Regulations are being developed under both the OPA and state laws that may impose additional regulatory burdens on the Partnership.

      The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. These controls have become more stringent over the years, and it is probable that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the Environmental Protection Agency ("EPA") has promulgated regulations that require many oil and gas production operations to obtain permits to discharge storm water runoff. The Partnership believes that compliance with existing permits and with foreseeable new permit requirements will not have a material adverse effect on its financial condition or results of operations.

      AIR EMISSIONS. The operations of the Partnership are subject to the Federal Clean Air Act and comparable state and local statutes. The Partnership believes that its operations are in substantial compliance with these statutes.

      Amendments to the Federal Clean Air Act enacted in 1990 require or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, the Partnership believes implementation of the amendments will not have a material adverse effect on its financial condition or results of operations.

      SOLID WASTE. The Federal Resource Conservation and Recovery Act ("RCRA") is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements (and liability for failure to meet such requirements) on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows oil and gas exploration and production wastes to be classified as non-hazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, the Partnership is not required to comply with a substantial portion of RCRA's requirements because its operations generate minimal quantities of hazardous wastes. However, at various times in the past, proposals have been made to rescind the exemption that excludes oil and gas exploration and production wastes from regulation as hazardous waste under RCRA. Repeal or modification of this exemption by administrative, legislative or judicial process, or through changes in applicable state statutes, would increase the volume of hazardous waste to be managed and disposed of by the Partnership. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. These changes in the regulations may result in additional capital expenditures or operating expenses by the Partnership.

      SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the "owner" or "operator" of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Partnership may generate waste that may fall within CERCLA's definition of a "hazardous substance." The Partnership may be jointly and severally liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which covered wastes have been disposed.

      The Partnership has interests in numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Partnership has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under these properties or on or under other locations where the wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under the Partnership's control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under those laws, the Partnership could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

      ENVIRONMENTAL. Operations on the Partnership's properties may generally be liable for clean-up costs to the federal government for up to $50 million for each discharge of oil or hazardous substances under the Federal Clean Water Act, up to $350 million for each oil discharge under the Oil Pollution Act of 1990 and for up to $50 million plus response costs for hazardous substance contamination under CERCLA. The Partnership may also be subject to liability for any violation of the RCRA. Liability is unlimited in cases of willful negligence or misconduct, and there is no limit on liability for environmental clean-up costs or damages on claims by the state or private parties. In addition, the EPA requires producers such as the Partnership to prepare and implement spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters and requires permits to authorize the discharge of pollutants into those waters. State and local permits or approvals may also be needed for waste-water discharges and air pollutant emissions. Violations of environment related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations. The Partnership believes its operations comply with environmental regulations, permits and lease conditions.

      ENERGY POLICY ACT. The Energy Policy Act of 1992 (the "Energy Act") was enacted to promote vehicle fuel efficiency and the development of renewable energy sources such as hydroelectric, solar, wind and geothermal energy. Other provisions of the Energy Act include initiatives for reducing restrictions on certain natural gas imports and exports and for expanding and deregulating natural gas markets. While these provisions could have a positive impact on the Partnership's natural gas sales on a long term basis, any positive impact could be offset by measures promoting the use of alternative energy sources other than natural gas. The impact of the Energy Act on the Partnership has not been material.

EMPLOYEES

      The Partnership has no employees and utilizes the management and staff of Kelley Oil. As of January 1, 1997, Kelley Oil had 70 employees. Kelley Oil's staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. See "Directors and Executive Officers of Kelley Oil Corporation." None of Kelley Oil's employees are represented by a union. Kelley Oil has never experienced an interruption in its operations from any kind of labor dispute, and its working relationships with its employees is satisfactory.


ITEM 3.  LEGAL PROCEEDINGS

      KOGC, through its subsidiaries, is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material effect on the financial condition of Kelley Oil or the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


                                    PART II

ITEM 5.  MARKET FOR UNITS AND RELATED UNITHOLDER MATTERS

      There is no market for the Units of the Partnership, and transfer of the Units is substantially restricted by the provisions of the Partnership Agreement. As of February 28, 1997, there were 798 holders of record of the Partnership's Units.

      The following table sets forth the cash distributions per Unit paid by the Partnership during the periods indicated.

                                                      DISTRIBUTIONS
            1994:
            First quarter.................................$ .08
            Second quarter................................  .07
            Third quarter.................................  .04
            Fourth quarter................................   --

            1995:
            First quarter.................................   --
            Second quarter................................   --
            Third quarter.................................  .02
            Fourth quarter................................   --

            1996:
            First quarter.................................   --
            Second quarter................................   --
            Third quarter.................................   --
            Fourth quarter................................   --

            1997:
            First quarter.................................   --


      The distribution for each quarter in which payments were made represents substantially all of the Partnership's net available cash from the preceding quarter's operations. Distribution levels are affected by numerous factors, including oil and gas prices, production levels and operating costs, together with any working capital or debt service requirements. To enable the Partnership to fund part of its drilling and recompletion expenses in excess of contributed capital, distributions were suspended in the fourth quarter of 1994 and reinstated only for the third quarter of 1995. Quarterly distributions are not expected to be reinstated until all Partnership indebtedness has been repaid. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 6.  SELECTED FINANCIAL DATA

      The following table presents selected financial data for the Partnership. The financial information presented below is derived from the Partnership's audited Financial Statements presented elsewhere in this Report and should be read in conjunction with those Financial Statements and the related Notes thereto.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                   YEAR ENDED DECEMBER 31,
                                                  1994        1995        1996
                                                 --------    -------    -------
SUMMARY OF OPERATIONS:
  Total revenues .............................   $  7,171      5,713      4,991
  Production expenses ........................      1,261      1,223        816
  Exploration and dry hole costs .............      2,706        148         (3)
  General and administrative expenses ........        599        474        325
  Interest expense ...........................        157        672        810
  Depreciation, depletion and amortization ...      8,497      4,945      1,280
  Impairment of oil and gas properties .......      9,638     11,082       --
  Net income (loss) ..........................    (15,687)   (12,831)     1,763
  Net income (loss) per Unit(1) ..............       (.94)      (.77)       .11
  Net available cash from operations(2) ......      5,154      3,344      3,040
  Net available cash per Unit(1)(2) ..........        .31        .20        .18
  Distributions paid per Unit(1) .............        .19        .02       --
  Units outstanding ..........................     16,033     16,033     16,033

                                                       AS OF DECEMBER 31,
                                                   1994         1995        1996
                                               --------       ------       -----
SUMMARY BALANCE SHEET DATA:
  Working capital (deficit) .............      $ (3,962)      (1,857)      1,582
  Oil and gas properties, net ...........        21,417        6,263       3,987
  Long term debt ........................         6,000        6,000       5,400
  Total partners' equity (deficit) ......        11,455       (1,594)        169
  Total assets ..........................        23,149        7,724       6,169


   (1) Per Unit amounts are based on the Unitholders' 96.04% share of net income and loss.

   (2) The Partnership's net available cash generally corresponds to the sum of its net income or loss plus exploration and dry hole costs and noncash charges for impairment of oil and gas properties and depreciation, depletion and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      PROPERTY IMPAIRMENT UNDER FAS 121. In the fourth quarter of 1995, the Partnership implemented the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("FAS 121"). Under FAS 121, certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. As a result of a decline in its proved reserves at January 1, 1996 from year-earlier levels, the Partnership performed an assessment of the carrying value of its oil and gas properties indicating an impairment should be recognized at year end. Under this analysis, the fair value of the Partnership's oil and gas properties was estimated on a depletable unit basis using escalated pricing and present value discount factors reflecting risk assessments. Based on this analysis, the Partnership recognized a noncash impairment charge of $8.7 million against the carrying value of its oil and gas properties under FAS 121 at December 31, 1995.

      HEDGING ACTIVITIES. Kelley periodically has used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for Kelley to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by Kelley from hedging activities are included in oil and gas revenues and average sales prices. Kelley's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in Kelley's subsidiary partnerships. Through a combination of natural gas swap agreements, forward sales contracts and options, approximately 55% of Kelley's natural gas production for 1996 was affected by Kelley's hedging transactions at an average NYMEX quoted price of $2.25 per MMBtu before transaction and transportation costs. Approximately 44% of Kelley's anticipated natural gas production for the first eight months of 1997 has been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.42 per MMBtu before transaction and transportation costs. Hedging activities related to swaps and options reduced revenues by approximately $3.1 million in 1996 and increased revenues by approximately $1.8 million in 1995 as compared to estimated revenues had no hedging activities been conducted. Hedging activities were not material in 1994. At December 31, 1996, the Company had an unrealized loss of $2.6 million.

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995. Oil and gas revenues of $4,807,000 in 1996 decreased 15.8% compared to $5,708,000 in 1995. Production of natural gas decreased 32.9% to 1,838,000 Mcf in 1996 from 2,741,000 Mcf in 1995, while the average price of natural gas increased 28.2% to $2.27 per Mcf in 1996 from $1.77 per Mcf in 1995. Production of crude oil in 1996 totaled 27,133 barrels, with an average sales price of $21.74 per barrel, compared to 40,936 barrels at $18.66 per barrel in 1995 the prior year, representing a volume decrease of 33.7% and a price increase of 16.5%. The decrease in oil and gas production and revenues iin 1996 reflects remedial requirements for several wells, normal depletion of other wells and the sale of 50% of the Partnership's interest in four wells, effective December 1, 1996.

      Lease operating expenses and severance taxes were $816,000 in 1996 and $1,223,000 in 1995, a decrease of 33.3%, reflecting lower production levels and reduced workover costs. On a unit of production basis, these expenses remained constant at $0.41 per Mcfe in 1996 and 1995.

      General and administrative expenses of $325,000 in 1996 decreased 31.4% from $474,000 in 1995, reflecting a reduction in the Partnership's share of administration costs associated with development operations of Kelley. On a unit of production basis, these expenses remained constant at $0.16 per Mcfe in 1996 and 1995.

      In 1995 and 1996, the Partnership incurred interest expenses of $672,000 and $810,000, respectively, on a loan advanced in August 1994 to fund part of its drilling expenses in excess of contributed capital. See "Liquidity and Capital Resources" below.

      Depreciation, depletion and amortization ("DD&A") decreased 74.1% from $4,945,000 in 1995 to $1,280,000 in 1996 due to lower production levels and lower depletion rates following noncash impairment charges aggregating $8,747,000 recognized in the fourth quarter of 1995 against the carrying value of the Partnership's oil and gas properties under FAS 121. See "General-Property Impairment under FAS 121" above. On a unit of production basis, DD&A decreased to $0.64 per Mcfe in 1996 from $1.66 per Mcfe in 1995.

      The Partnership realized net income in 1996 of $1,763,000 or $0.11 per Unit compared to a net loss of $12,831,000 or $0.77 per Unit in 1995, reflecting the foregoing developments. Net available cash from Partnership operations (representing its net income or loss plus exploration and dry hole costs and noncash charges for DD&A and impairment of oil and gas properties) aggregated $3,040,000 or $0.18 per Unit in 1996 compared to $3,344,000 or $0.20 per Unit in
1995. In 1996, available cash was used to pay down loan costs.

      YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994. Oil and gas revenues of $5,708,000 in 1995 decreased 19.8% compared to $7,115,000 in 1994. During 1995, production of natural gas decreased 14.3% from 3,198,000 Mcf in 1994 to 2,741,000 Mcf, while the average price of natural gas decreased 3.3% from $1.83 per Mcf in 1994 to $1.77 per Mcf in 1995. Production of crude oil in 1995 totaled 40,936 barrels, with an average sales price of $18.66 per barrel compared to 73,706 barrels at $16.59 per barrel in the prior year, representing a volume decrease of 44.5% and a price increase of 12.5%.

      The decrease in oil and gas production and revenues in 1995 reflected remedial requirements for several significant wells, normal depletion of other wells and the sale of one well. In addition, while natural gas prices remained depressed, hedging activities contributed $367,000 to oil and gas revenues in 1995.

      Lease operating expenses and severance taxes were $1,223,000 in 1995 versus $1,261,000 in 1994, a decrease of 3.0%, reflecting lower production offset by higher workover costs in 1995. On a unit of production basis, these expenses increased to $0.41 per Mcfe in 1995 from $0.35 per Mcfe in the prior year.

      In 1995 and 1994, the Partnership expensed exploration and dry hole costs of $148,000 and $2,706,000, respectively. The Partnership's exploration and dry hole costs for both years were incurred primarily for geological and geophysical expenses.

      General and administrative expenses of $474,000 in 1995 decreased 20.9% from $599,000 in 1994, reflecting the Partnership's share of administration costs associated with development operations of Kelley. On a unit of production basis, these expenses remained constant at $0.16 per Mcfe in 1995 and the prior year.

      In 1995 and 1994, the Partnership incurred interest expenses of $672,000 and $157,000, respectively, on a loan advanced in August 1994 to fund part of its drilling expenses in excess of contributed capital. See "Liquidity and Capital Resources" below.

      DD&A decreased 41.8% from $8,497,000 in 1994 to $4,945,000 in 1995 as a result of lower net capitalized costs to amortize. On a unit of production basis, these noncash charges decreased to $1.66 per Mcfe in 1995 from $2.33 per Mcfe in the prior year. The Partnership also recognized noncash charges of $11,082,000 in 1995 and $9,638,000 in 1994 for impairment of its oil and gas properties. See "General-Property Impairment under FAS 121" above.

      The Partnership recognized a net loss of $12,831,000 or $0.77 per Unit for 1995 compared to a net loss of $15,687,000 or $0.94 per Unit in the prior year, reflecting the foregoing developments. Net available cash from Partnership operations (representing its net loss plus exploration and dry hole costs and noncash charges for DD&A and impairment of oil and gas properties) aggregated $3,344,000 or $0.20 per Unit in 1995 compared to $5,154,000 or $0.31 per Unit in
1994.

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY. Net cash used in the Partnership's operating activities during 1996, as reflected on its statement of cash flows, totaled $573,000. During the period, funds were provided by investing activities comprised of the sale of oil and gas properties and other non-current assets aggregating $1,321,000 and $99,000, respectively, partially offset by property and equipment expenditures of $239,000. In addition, cash was used in financing activities for the repayment of long-term borrowings. As a result of these activities, the Partnership's cash and cash equivalents increased to $22,000 at December 31, 1996 from $14,000 at December 31, 1995.

      CAPITAL RESOURCES. The partners' equity at December 31, 1996 increased to $169,000. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs.

      In August 1994, one of the credit facilities maintained by Kelley Oil was modified to add the Partnership as a borrower, and $6 million was advanced to the Partnership to fund part of its drilling overexpenditures. The Partnership's bank debt was subsequently replaced by a $6 million loan from Kelley Oil (the "Initial Loan") funded with borrowings by Kelley Oil under a credit facility. Interest has been paid by the Partnership based on Kelley's borrowing cost resulting in an effective rate of 11.2% and 13.5% for 1995 and 1996, respectively. On December 31, 1996 the interest rate for the Initial Loan was reduced to 103/8% following the repayment of KOGC's 13 1/2% Senior Notes, which were replaced by 103/8% Senior Subordinated Notes during the fourth quarter.

      In December 1996, KOGC entered into a $125 million revolving credit facility with a group of banks (the "Credit Facility"). The agreement for the Credit Facility requires the payment of interest only until December 2000, when all borrowings will be repayable. The Partnership and Joint Venture are guarantors under the Credit Facility. Although the Credit Facility is secured by all the oil and gas assets of Kelley Oil, Kelley Operating and the various guarantors, the lenders' recourse to Partnership and Joint Venture assets upon any default is limited after Partnership debt repayment to Kelley Oil's interest in the remaining assets.

      To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. During 1996, the Partnership's operating cash flow in excess of distributions was applied to pay interest on the Initial Loan and to reduce unfunded payables for third party drilling overexpenditures.

      DISTRIBUTION POLICY. The Partnership maintains a policy of distributing the maximum amount of its net available cash to Unitholders on a quarterly basis. For these purposes, net available cash generally represents the net operating cash flow of the Partnership after deducting working capital requirements. To meet its financial obligations for the Drilling Overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. The Partnership's operating cash flow in excess of distributions in 1995 and all of its operating cash flow in 1996 were applied to pay interest on the Initial Loan and to reduce unfunded payables for third party Drilling Overexpenditures. While $5,400,000 of the $6,000,000 Initial Loan remained outstanding at December 31, 1996, the balance of the outstanding Drilling Overexpenditures was repaid in 1996. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the outstanding balance of the Initial Loan in 1997.

      Net available cash per Unit from operations in the quarter and year ended December 31, 1996 was determined as follows:

                                                   QUARTER       YEAR
                                                    ENDED        ENDED
                                                 DECEMBER 31,  DECEMBER 31,
                                                     1996          1996
                                                   --------       ------
Net income (loss) per Unit .....................   $    .04          .11
Depreciation, depletion and amortization
  charges per Unit..............................        .01          .07
                                                   --------       ------
  Net available cash per Unit ..................   $    .05          .18
                                                   ========       ======


      INFLATION AND CHANGING PRICES. Oil and natural gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. The following table shows the changes in the average oil and gas prices received by Kelley Partners during the periods indicated.

                                                            AVERAGE     AVERAGE
                                                            OIL PRICE  GAS PRICE
                                                            ($/BBL)     ($/MCF)
YEAR ENDED:                                                 --------   ---------
   December 31, 1994.....................................   $16.59       1.83
   December 31, 1995.....................................    18.66       1.77
   December 31, 1996.....................................    21.74       2.27


FORWARD-LOOKING STATEMENTS

      FROM TIME TO TIME, THE PARTNERSHIP MAY PUBLISH FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO MATTERS SUCH AS ANTICIPATED OPERATING AND FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, DEVELOPMENTS AND RESULTS OF THE PARTNERSHIP. ACTUAL PERFORMANCE, PROSPECTS, DEVELOPMENTS AND RESULTS MAY DIFFER MATERIALLY FROM ANY OR ALL ANTICIPATED

RESULTS DUE TO ECONOMIC CONDITIONS AND OTHER RISKS, UNCERTAINTIES AND CIRCUMSTANCES PARTLY OR TOTALLY OUTSIDE THE CONTROL OF THE PARTNERSHIP, INCLUDING RATES OF INFLATION, NATURAL GAS PRICES, RESERVE ESTIMATES, RATES AND TIMING OF FUTURE PRODUCTION OF OIL AND GAS, AND CHANGES IN THE LEVEL AND TIMING OF FUTURE COSTS AND EXPENSES RELATED TO DRILLING AND OPERATING ACTIVITIES.

      WORDS SUCH AS "ANTICIPATED," "EXPERT," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS MAY BE MADE IN MANAGEMENT'S STATEMENTS (ORALLY OR IN WRITING) INCLUDING PRESS RELEASES, AND IN FILINGS OF THE SEC, INCLUDING THIS REPORT.

      In addition to "Uncertainties in Estimating Reserves" and other such factors mentioned in this Report, the following additional risk factors should be considered:

      SUBSTANTIAL LEVERAGE. As of December 31, 1996, the Partnership has total indebtedness for money borrowed of approximately $5.4 million and partners' equity of approximately $0.2 million. The Partnership's ability to make scheduled payments of principal, to pay interest on or to refinance its indebtedness for money borrowed depends on its future performance, which is subject not only to its own actions but also to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as to the prevailing market prices for oil, natural gas and natural gas liquids.

      DEPLETION OF RESERVES. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The Partnership's business plan does not contemplate developing or acquiring additional reserves.

      VOLATILITY OF OIL, NATURAL GAS AND NATURAL GAS LIQUIDS PRICES. The Partnership's financial results are affected significantly by the prices received for its oil, natural gas and natural gas liquids production. Historically, the markets for oil, natural gas and natural gas liquids have been volatile and are expected to continue to be volatile in the future. The prices received by the Partnership for its oil, natural gas and natural gas liquids production and the levels of production are subject to government regulation, legislation and policies. The Partnership's future financial condition and results of operations will depend, in part, upon the prices received for its oil and natural gas production, as well as the costs of producing its reserves.

      OPERATING HAZARDS AND UNINSURED RISKS. The Partnership's oil and natural gas business also is subject to all of the operating risks associated with the production of oil and natural gas, including uncontrollable flows of oil, natural gas, brine or well fluids into the environment (including groundwater and shoreline contamination), cratering, mechanical difficulties, fires, explosions, pollution and other risks, any of which could result in substantial losses. Although the Partnership maintains insurance at levels that it believes are consistent with industry practices, it is not fully insured against all risks. Losses and liabilities arising from uninsured and underinsured events could have a material adverse effect on the financial condition and operations of the Partnership.

      The availability of a ready market for the Partnership's oil and natural gas production also depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines or trucking and terminal facilities. Natural gas wells may be shut in for lack of a market or because of inadequacy or unavailability of natural gas pipeline or gathering system capacity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM:                      PAGE
                                                                        ----

Independent Auditors' Reports............................................  19
Balance Sheets - December 31, 1996 and 1995..............................  21
Statements of Operations - For the years ended
   December 31, 1996, 1995 and 1994......................................  22
Statements of Cash Flows - For the years ended
   December 31, 1996, 1995 and 1994......................................  23
Statements of Changes in Partners' Equity (Deficit) -
   For the years ended December 31, 1996, 1995 and 1994..................  24
Notes to Financial Statements............................................  25

                         INDEPENDENT AUDITORS' REPORT


To the Partners of Kelley Partners 1992 Development Drilling Program


      We have audited the accompanying balance sheets of Kelley Partners 1992 Development Drilling Program (a Texas limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, cash flows, and changes in partners' equity (deficit) for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of Kelley Partners 1992 Development Drilling Program at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

      As discussed in Note 1, in 1995 the Partnership changed its method of accounting for the impairment of long-lived assets to conform with Statement of Financial Accounting Standards No. 121.

DELOITTE & TOUCHE LLP

Houston, Texas
March 3, 1997

                        REPORT OF INDEPENDENT AUDITORS


To the Partners of Kelley Partners 1992 Development Drilling Program


      We have audited the balance sheet of Kelley Partners 1992 Development Drilling Program (a Texas limited partnership) as of December 31, 1994, and the related statements of operations, partners' equity, and cash flows for the year then ended. The balance sheet as of December 31, 1994 is not presented separately herein. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kelley Partners 1992 Development Drilling Program at December 31, 1994 and results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Houston, Texas
March 6, 1995

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                BALANCE SHEETS

                               ($ IN THOUSANDS)

                                                                  DECEMBER 31,
                                                                1995       1996
                                                            --------    -------
ASSETS:
  Cash and cash equivalents .............................   $     14         22
  Accounts receivable - trade ...........................        171        126
  Accounts receivable - affiliates ......................      1,255      2,034
  Other assets ..........................................         21       --
                                                            --------    -------
   Total current assets .................................      1,461      2,182
                                                            --------    -------

  Oil and gas properties, successful efforts method:
   Properties subject to amortization ...................     45,230     44,333
   Less:  Accumulated depreciation, depletion &
       amortization .....................................    (38,967)   (40,346)
                                                            --------    -------
   Total oil and gas properties .........................      6,263      3,987
                                                            --------    -------
  TOTAL ASSETS ..........................................   $  7,724      6,169
                                                            ========    =======

LIABILITIES:
  Accounts payable and accrued expenses .................   $    375        143
  Accounts payable - affiliates .........................      2,943        457
                                                            --------    -------
   Total current liabilities ............................      3,318        600
                                                            --------    -------
  Notes payable - long term .............................      6,000      5,400
                                                            --------    -------
   TOTAL LIABILITIES ....................................      9,318      6,000
                                                            --------    -------

PARTNERS' EQUITY (DEFICIT):
  LP Unitholders' equity (deficit) ......................       (183)        (9)
  GP Unitholders' equity (deficit) ......................     (1,349)       171
  Managing and Special General Partners' equity (deficit)        (62)         7
                                                            --------    -------
   TOTAL PARTNERS' EQUITY (DEFICIT) .....................     (1,594)       169
                                                            --------    -------
  TOTAL LIABILITIES AND PARTNERS' EQUITY ................   $  7,724      6,169
                                                            ========    =======

See Notes to Financial Statements.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                           STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                      YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                     1994       1995       1996
                                                 --------    -------    -------
REVENUES:
  Oil and gas sales ..........................   $  7,115      5,708      4,807
  Interest and other income ..................         56          5        184
                                                 --------    -------    -------
   Total revenues ............................      7,171      5,713      4,991
                                                 --------    -------    -------

COSTS AND EXPENSES:
  Lease operating expenses ...................        856        889        624
  Severance taxes ............................        405        334        192
  Exploration and dry hole costs .............      2,706        148         (3)
  General and administrative expenses ........        599        474        325
  Interest expense ...........................        157        672        810
  Depreciation, depletion and amortization ...      8,497      4,945      1,280
  Impairment of oil and gas properties .......      9,638     11,082       --
                                                 --------    -------    -------
   Total costs and expenses ..................     22,858     18,544      3,228
                                                 --------    -------    -------
NET INCOME (LOSS) ............................   $(15,687)   (12,831)     1,763
                                                 ========    =======    =======

NET INCOME (LOSS) ALLOCABLE TO LP UNITHOLDERS    $ (1,460)    (1,262)       174
                                                 ========    =======    =======

NET INCOME (LOSS) ALLOCABLE TO GP UNITHOLDERS    $(13,606)   (11,061)     1,520
                                                 ========    =======    =======

NET INCOME (LOSS) ALLOCABLE TO MANAGING AND
  SPECIAL GENERAL PARTNERS ...................   $   (621)      (508)        69
                                                 ========    =======    =======

NET INCOME (LOSS) PER UNIT ...................   $   (.94)      (.77)       .11
                                                 ========    =======    =======

Average Units outstanding ....................     16,033     16,033     16,033
                                                 ========    =======    =======

See Notes to Financial Statements.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                           STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                           YEAR ENDED DECEMBER 31,
                                                      -----------------------------
                                                          1994       1995      1996
                                                      --------    -------    ------
OPERATING ACTIVITIES:
Net income (loss) .................................   $(15,687)   (12,831)    1,763
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation, depletion and amortization ........      8,497      4,945     1,280
  Impairment of oil and gas properties ............      9,638     11,082      --
  Dry hole costs ..................................      1,973          5        (3)
  Gain on sale of oil and gas properties ..........       --         --        (182)
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable .....         36        261      (734)
   Decrease (increase) in other assets ............        516         (8)       21
   Increase (decrease) in accounts payable and
    accrued expenses ..............................        938     (2,376)   (2,718)
                                                      --------    -------    ------
Net cash provided by (used in) operating activities      5,911      1,078      (573)
                                                      --------    -------    ------

INVESTING ACTIVITIES:
Purchases of property and equipment ...............    (16,170)    (1,401)     (239)
Sale of oil and gas properties ....................       --          380     1,321
Sale of non-current assets ........................        195        143        99
                                                      --------    -------    ------
Net cash provided by (used in) investing
  activities ......................................    (15,975)      (878)    1,181
                                                      --------    -------    ------

FINANCING ACTIVITIES:
Capital contributed by partners ...................      7,023        115      --
Payments on long-term borrowings ..................       --         --        (600)
Proceeds from long-term borrowings ................      6,000       --        --
Distributions to partners .........................     (3,171)      (333)     --
                                                      --------    -------    ------
Net cash provided by (used in) financing
  activities ......................................      9,852       (218)     (600)
                                                      --------    -------    ------

Increase (decrease) in cash and cash equivalents ..       (212)       (18)        8

Cash and cash equivalents, beginning of period ....        244         32        14
                                                      --------    -------    ------
Cash and cash equivalents, end of period ..........   $     32         14        22
                                                      ========    =======    ======

See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                                           MANAGING
                                                                             AND
                                                                           SPECIAL
                                                       LP         GP        GENERAL
                                                  UNITHOLDERS UNITHOLDERS  PARTNERS    TOTAL
                                                    --------    -------    -------    -------
Partners' equity at January 1, 1994 .............   $  2,867     19,218      1,205     23,290
                                                    --------    -------    -------    -------
Capital contributed .............................       --        7,023       --        7,023
Distributions ...................................       (295)    (2,751)      (125)    (3,171)
Net loss...........................                   (1,460)   (13,606)      (621)   (15,687)
                                                    --------    -------    -------    -------
  Partners' equity at December 31, 1994 .........      1,112      9,884        459     11,455
                                                    --------    -------    -------    -------
Capital contributed .............................       --          115       --          115
Distributions ...................................        (33)      (287)       (13)      (333)
Net loss ........................................     (1,262)   (11,061)      (508)   (12,831)
                                                    --------    -------    -------    -------
  Partners' deficit at December 31, 1995 ........       (183)    (1,349)       (62)    (1,594)
                                                    --------    -------    -------    -------
Net income ......................................        174      1,520         69      1,763
                                                    --------    -------    -------    -------
  Partners' equity (deficit) at December 31, 1996   $     (9)       171          7        169
                                                    ========    =======    =======    =======

See Notes to Financial Statements.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION. Kelley Partners 1992 Development Drilling Program, a Texas limited partnership (the "Partnership"), was formed in June 1992 and commenced operations on November 27, 1992 upon completion of a public offering of 16,033,009 units of limited partner interests and general partner interests (the "Units") in the Partnership at $3.00 per Unit. Kelley Oil Corporation ("Kelley Oil") serves as the managing general partner of the Partnership, and David L. Kelley serves as the special general partner of the Partnership.

      The sole purpose of the Partnership is to finance the drilling of development wells, as defined in its partnership agreement (the "Partnership Agreement"), on selected properties owned by Kelley Operating Company, Ltd. ("Kelley Operating"), a Texas limited partnership of which Kelley Oil & Gas Partners, Ltd. ("Kelley Partners") was the sole limited partner. The Partnership's development activities have been conducted through a joint venture (the "Joint Venture") between the Partnership and Kelley Operating, which has retained a 20% interest in the Joint Venture after Payout (as defined in the Joint Venture Agreement) in consideration of its contribution of drilling rights. In February 1995, the equity interests in Kelley Partners and Kelley Oil were consolidated (the "Consolidation") in Kelley Oil & Gas Corporation (collectively with its predecessors, "KOGC"). In March 1996, Kelley Partners was merged into KOGC, and Kelley Partners' 98% limited partner interest in Kelley Operating was transferred to Kelley Oil.

      The general partners own in the aggregate a 3.96% general partner interest in the Partnership. In addition, as of December 31, 1996, Kelley Oil and its officers and directors owned 13,422,310 (83.72%) Units and 2,000 (.01%) Units, respectively. The Partnership has no officers, directors or employees. The officers and employees of Kelley Oil perform the management and administrative functions of the Partnership. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs allocable to the Partnership, principally comprised of general and administrative expenses.

      CASH AND CASH EQUIVALENTS. The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

      INCOME TAXES. The income or loss of the Partnership for federal income tax purposes is includable in the tax returns of the individual partners of the Partnership. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

      OIL AND GAS PROPERTIES. Oil and gas properties are located in the United States, and are held of record by Kelley Operating. The Partnership utilizes the successful efforts method of accounting for its oil and gas operations. Under the successful efforts method, the costs of successful wells and development dry holes are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Cost centers for amortization purposes are determined on a field-by-field basis. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are taken into account in depreciation, depletion and amortization.

      The successful efforts method imposes limitations on the carrying or book value of oil and gas properties and requires an impairment provision or noncash charge against earnings for any quarter in which the carrying value of oil and gas properties exceeds the standardized measure of undiscounted future net cash flows from its proved oil and gas reserves based on prices received for its oil and gas production as of the end of that quarter or a subsequent date prior to publication of financial results for the quarter. As a result of declines in natural gas prices, the Partnership recognized noncash charges for impairment of oil and gas properties aggregating $9,638,000 during 1994.

      PROPERTY IMPAIRMENT UNDER FAS 121. In the fourth quarter of 1995, the Partnership implemented the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). Under FAS 121, certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. As a result a decline in its proved reserves at January 1, 1996 from year-earlier levels, the Partnership performed an assessment of the carrying value of its oil and gas properties indicating an impairment should be recognized at year end. Under this analysis, the fair value of the Partnership's oil and gas properties was estimated on a depletable unit basis using escalated pricing and present value discount factors reflecting risk assessments. Based on this analysis, the Partnership recognized a noncash impairment charge of $8,747,000 against the carrying value of its oil and gas properties under FAS 121 at December 31, 1995.

      NET INCOME OR LOSS PER UNIT. Net income or loss per Unit is computed based on the weighted average number of Units outstanding during the period divided into the net income or loss allocable to the Unitholders.

      FINANCIAL INSTRUMENTS. The Partnership's financial instruments consist of cash and cash equivalents, receivables, payables and debt. As of December 31, 1996, the estimated fair value of the Partnership's debt approximated its carrying value. The estimated fair values at December 31, 1996 were determined using the borrowing rates available for debt with similar terms and maturities.

      DERIVATIVE FINANCIAL INSTRUMENTS. From time to time, the Partnership has entered into transactions in derivative financial instruments covering future natural gas production principally as a hedge against natural gas price declines. Realized and unrealized gains and losses are recorded in other assets or liabilities until the underlying natural gas is produced and sold, at which time those gains and losses are included in oil and gas revenues. See Note 6 - Hedging Activities.

      CONCENTRATION OF CREDIT RISK. Substantially all of the Partnership's receivables are due from the marketing subsidiary of Kelley Oil, which purchases natural gas for resale to a limited number of natural gas transmission companies and other gas purchasers. See Note 4 - Related Party Transactions.

      RISKS AND UNCERTAINTIES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - LONG-TERM DEBT

      In August 1994, one of the credit facilities maintained by Kelley Oil was modified to add the Partnership as a borrower, and $6 million was advanced to the Partnership to fund part of its drilling overexpenditures. The Partnership's bank debt was subsequently replaced by a $6 million loan from Kelley Oil (the "Initial Loan") funded with borrowings by Kelley Oil under a credit facility. Interest has been paid by the Partnership based on Kelley's borrowing cost resulting in an effective rate of 11.2% and 13.5% for 1995 and 1996, respectively. On December 31, 1996, the interest rate for the Initial Loan was reduced to 103/8% following the repayment of KOGC's 13 1/2% Senior Notes, which were replaced by 103/8% Senior Subordinated Notes during the fourth quarter.

      To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. During 1995 and 1996, the Partnership's operating cash flow in excess of distributions was applied to pay interest on the Initial Loan and to reduce unfunded payables for third party drilling overexpenditures. While $5,400,000 of the $6,000,000 Initial Loan remained outstanding at December 31, 1996, the balance of the outstanding Drilling Overexpenditures was repaid in 1996. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the outstanding balance of the Initial Loan in 1997.

      In December 1996, KOGC entered into a $125 million revolving credit facility with a group of banks (the "Credit Facility"). The agreement for the Credit Facility requires the payment of interest only until December 2000, when all borrowings will be repayable. The Partnership and Joint Venture are guarantors under the Credit Facility. Although the Credit Facility is secured by all the oil and gas assets of Kelley Oil, Kelley Operating and the various guarantors, the lenders' recourse to Partnership and Joint Venture assets upon any default is limited after Partnership debt repayment to Kelley Oil's interest in the remaining assets.

NOTE 3 - CASH DISTRIBUTIONS

      The following table sets forth, for the periods indicated, the distributions per Unit. Cash distributions were paid in the quarter indicated and were based upon net available cash generated from operations in the preceding quarter.

                                                       1994     1995     1996
                                                      ------   ------   -----

First quarter.........................................$  .08       --       --
Second quarter........................................   .07       --       --
Third quarter.........................................   .04      .02       --
Fourth quarter........................................    --       --       --
                                                      ------   ------   ------
  Totals..............................................$  .19      .02       --
                                                      ======   ======   ======


      To enable to Partnership to fund part of its drilling and recompletion expenditures in excess of contributed capital, distributions were suspended in October 1994 and reinstated for only one quarter in 1995. See Note 2 - Long-Term Debt.

NOTE 4 - RELATED PARTY TRANSACTIONS

      The Unitholders have a 96.04% share and the general partners a 3.96% share in the costs and revenues of the Partnership. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs (principally general and administrative expenses) allocable to the Partnership.

      Kelley Oil is reimbursed by the Partnership for costs directly associated with acquisition, exploration and development activities. For the years ended December 31, 1994, 1995 and 1996, these costs aggregated $2,080,000, $220,000, and $1,000, respectively. The Partnership capitalized $1,347,000, $77,000, and $1,000 of allocated direct costs to oil and gas properties for the years ended December 31, 1994, 1995 and 1996, respectively.

      Overhead allocated to the Partnership by Kelley Oil for the years ended December 31, 1994, 1995 and 1996 related to general and administrative expenses aggregated $538,000, $391,000 and $227,000, respectively.

      Substantially all gas sales of KOGC and its subsidiaries, including the Partnership (collectively, "Kelley"), are made to an affiliated company, Concorde Gas Marketing, Inc., a wholly owned subsidiary of Kelley Oil ("CGM"), which remarkets gas to third parties. During 1994, CGM received for its services either fees or a marketing differential equal to $0.05 per MMBtu of gas sold and delivered. For 1995 and 1996, the fee was modified to 2% of the resale price for marketed natural gas.

NOTE 5 - SALES TO MAJOR CUSTOMERS

      Sales to customers in excess of 10% of total oil and gas sales for the years ended December 31, 1994, 1995 and 1996 were as follows:

                                (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1994        1995        1996
                                                ------      ------      -----

Concorde Gas Marketing(1).......................5,769       4,749       3,585
Falco S & D Inc.................................  864         583         176


   (1) During 1996, approximately 52% of CGM's gas purchases were made for resale to Sonat Marketing Company (28%), Coral Energy Resources (20%) and LIG Chemical Company (10%). During 1995, approximately 82% of CGM's resales were made to Sonat Marketing Company (22%), Associataed Natural Gas, Inc. (21%), Pontchartrain Natural Gas System (17%), Transok Gas Company (12%) and LIG Chemical Company (10%). During 1994, approximately 73% of GCM's resales were made to Pontchartrain Natural Gas System (23%), LIG Chemical Company (22%), Associated Natural Gas, Inc. (18%) and Fina Natural Gas Company (10%).


NOTE 6 - HEDGING ACTIVITIES

      Kelley periodically has used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for Kelley to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by Kelley from hedging activities are included in oil and gas revenues and average sales prices. Kelley's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in Kelley's subsidiary partnerships. Through a combination of natural gas swap agreements, forward sales contracts and options, approximately 55% of Kelley's natural gas production for 1996 was affected by Kelley's hedging transactions at an average NYMEX quoted price of $2.25 per MMBtu before transaction and transportation costs. Approximately 44% of Kelley's anticipated natural gas production for the first eight months of 1997 has been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.42 per MMBtu before transaction and transportation costs. Hedging activities related to swaps and options reduced revenues by approximately $3.1 million in 1996 and increased revenues by approximately $1.8 million in 1995 as compared to estimated revenues had no hedging activities been conducted. Hedging activities were not material in 1994. At December 31, 1996, the Company had an unrealized loss of $2.6 million.

      The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Partnership has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

NOTE 7 - SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

      This section provides information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities."

      CAPITALIZED COSTS. Capitalized costs and accumulated depreciation, depletion and amortization relating to oil and gas producing activities, all of which are conducted within the continental United States, are summarized below.

                                (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1994        1995        1996
                                                ------      ------      -----
Unevaluated properties .....................   $   --         --         --
Evaluated properties subject to amortization     44,214     45,230     44,333
                                                -------     ------     ------
  Total properties subject to amortization .     44,214     45,230     44,333
Accumulated depreciation, depletion and
  amortization .............................    (22,797)   (38,967)   (40,346)
                                               --------    -------    -------
  Net capitalized costs ....................   $ 21,417      6,263      3,987
                                               ========    =======    =======

      COSTS INCURRED. All costs were incurred in oil and gas property development activities (as defined in the Partnership Agreement) and aggregated $16,903,000, $1,545,000 and $238,593 in 1994, 1995 and 1996, respectively.

      RESERVES. The following table summarizes the Partnership's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the years ended December 31, 1994, 1995 and 1996 are summarized below. Reserves estimates contained below were prepared by H.J. Gruy & Associates, Inc. ("Gruy"), independent petroleum engineers, for 1995 and 1996, and were prepared by the Company and reviewed by Gruy for 1994. See "Estimated Proved Reserves-Uncertainties in Estimating Reserves" under Items 1 and 2 of this Form 10-K.

                              CRUDE OIL, CONDENSATE
                             AND NATURAL GAS LIQUIDS           NATURAL GAS
                                     (MBBLS)                     (MMCF)
                               --------------------    -----------------------------
                               1994    1995    1996     1994       1995       1996
                               ----    ----    ----    -------    -------    -------
Proved developed and
  undeveloped reserves:
  Beginning of year ........    374     290     201     15,888     14,827     10,220
  Revisions of previous
   estimates ...............    (80)    (48)     (4)    (2,172)    (1,317)      (289)
  Extensions and discoveries     70    --      --        4,309       --          251
  Sale of oil and gas
   properties ..............   --      --       (68)      --         (549)      (807)
  Production ...............    (74)    (41)    (27)    (3,198)    (2,741)    (1,838)
                               ----    ----    ----    -------    -------    -------
   End of year .............    290     201     102     14,827     10,220      7,537
                               ====    ====    ====    =======    =======    =======
Proved developed reserves
  at end of year ...........    290     201     102     14,827     10,220      7,537
                               ====    ====    ====    =======    =======    =======

      STANDARDIZED MEASURE. The following table of the Standardized Measure of Discounted Future Net Cash Flows concerning the standardized measure of future cash flows from proved oil and gas reserves are presented in accordance with Statement of Financial Accounting Standards No. 69. As prescribed by this statement, the amounts shown are based on prices and costs at the end of each period, and with a 10% annual discount factor. Extensive judgments are involved in estimating the timing of production and the costs that will be incurred throughout the remaining lives of the fields. Accordingly, the estimates of future net revenues from proved reserves and the present value thereof may not be materially correct when judged against actual subsequent results. Further, since prices and costs do not remain static, and no price or cost changes have been considered, and future production and development costs are estimates to be incurred in developing and producing the estimated proved oil and gas reserves, the results are not necessarily indicative of the fair market value of estimated proved reserves, and the results may not be comparable to estimates disclosed by other oil and gas producers.

                                (IN THOUSANDS)

                                                     AS OF DECEMBER 31,
                                           -------------------------------------
                                             1994           1995          1996
                                           --------       -------       -------
Future cash inflows .................      $ 28,819        25,546        29,709
Future production costs .............        (6,937)       (5,502)       (3,141)
Future development costs ............          (465)          (60)          (77)
                                           --------       -------       -------
 Future net cash flows ..............        21,417        19,984        26,491
10% annual discount for
  estimating timing of cash flows....        (5,980)       (7,090)      (10,771)
                                           --------       -------       -------
  Standardized measure of
    discounted future net cash
    flows............................        15,437        12,894        15,720


      Future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved oil and gas reserves. Future production and development costs are computed by Kelley Oil's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Partnership's proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

      A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Partnership's oil and gas properties.

      The standardized measure of discounted future net cash flows as of December 31, 1994, 1995 and 1996 was calculated using prices in effect as of those dates, which averaged $15.65, $19.73 and $25.36, respectively, per barrel of oil and $1.64, $2.11 and $3.72, respectively, per Mcf of natural gas.

      CHANGES IN STANDARDIZED MEASURE. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.

                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1994        1995        1996
                                                               --------    -------    -------
Changes due to current year operations:
  Sales of oil and gas, net of production costs ............   $ (5,854)    (4,485)    (3,991)
  Sales of reserves in place ...............................       --         (339)    (1,321)
  Extensions and discoveries, net of future production costs      4,883       --          310
  Development costs incurred during the year ...............      6,534        493        242
Changes due to revisions in standardized variables:
  Prices and production costs ..............................     (6,419)     2,703      7,765
  Revisions of previous quantity estimates .................     (2,530)        31       (739)
  Estimated future development costs .......................     (1,452)    (1,202)      (230)
  Accretion of discount ....................................      1,902      1,544      1,289
  Production rates (timing) and other ......................       (648)    (1,288)      (500)
                                                               --------    -------    -------
    Net increase (decrease) ................................     (3,584)    (2,543)     2,826

Beginning of year ..........................................     19,021     15,437     12,894
                                                               --------    -------    -------
End of year ................................................   $ 15,437     12,894     15,720
                                                               ========    =======    =======

      Sales of oil and gas, net of production costs, are based on historical results. Extensions and discoveries, the changes due to revisions in standardized variables and the accretion of discount are reported on a discounted basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      In connection with the Contour Transaction, the Partnership dismissed Ernst & Young LLP ("E&Y") as its principal accountants, effective February 15, 1996. On the same date, the Partnership engaged Deloitte & Touche LLP ("D&T") as its principal accountants to audit its financial statements. The change in accountants was approved by the audit committee of the board of directors of Kelley Oil, contingent upon the closing under the Purchase Agreement. Neither of E&Y's reports on the Partnership's financial statements for the years ended December 31, 1993 and 1994 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the last two years and the interim period prior to the date of the change in accountants, (i) the Partnership had no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, (ii) E&Y did not advise the Partnership of any "reportable event" as defined in Regulation S-K under the Securities Exchange Act of 1934 and (iii) the Partnership did not consult with D&T on any accounting, auditing, financial reporting or any other matters.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF KELLEY OIL CORPORATION

GENERAL

      The Partnership has no directors, officers or employees. Directors and officers of Kelley Oil perform all management functions for the Partnership. Kelley Oil had 70 employees as of December 31, 1996, and its staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance, accounting, and administration.

BACKGROUND OF KELLEY OIL

      Kelley Oil is a publicly held independent oil and gas company formed in April 1983. Since January 1986, Kelley Oil has been engaged in the management of the DDPs. Since the Consolidation in February 1995, Kelley Oil has been a wholly owned subsidiary of KOGC.

EXECUTIVE OFFICERS OF KELLEY OIL

      Set forth below are the names, ages and positions of the current executive officers and directors of Kelley Oil. All directors are elected for a term of one year and serve until their successors are duly elected and qualified. All executive officers hold office until their successors are duly appointed and qualified.

                                                                     OFFICER
                                                                       OR
                                                                   DIRECTOR OF
                                                                   THE COMPANY
NAME                  AGE  POSITION                                   SINCE
----                  ---  --------                                -----------
John F. Bookout.......74   President, Chief Executive Officer          1996
                           and a director
David C. Baggett......35   Senior Vice President and Chief             1997
                           Financial Officer and a director
Dallas D. Laumbach....60   Senior Vice President-Exploration           1996
                           and Production and a director
Thomas E. Baker.......66   General Counsel and Corporate Secretary     1996


      JOHN F. BOOKOUT joined Kelley Oil as Chairman of the Board, President and Chief Executive Officer in February 1996. He served as Chairman of the Board of Contour Production Company L.L.C. ("Contour") since its inception in 1993. From 1988 through 1993, he served as a member of the Supervisory Board of Royal Dutch Petroleum. He currently serves on the board of directors of McDermott International Inc., J. Ray McDermott, S.A. and The Investment Company of America as well as the board of trustees of the United States Counsel for International Business and various civic and educational bodies.

      DAVID C. BAGGETT was elected Senior Vice President and Chief Financial Officer and a director of Kelley Oil in March 1997. Previously, he was a partner with Deloitte & Touche LLP for more than five years.

      DALLAS D. LAUMBACH has served as Senior Vice President-Exploration and Production and a director of Kelley Oil since February 1996 and has served concurrently as President of Concorde Gas, Inc. since August 1996. He previously served as Senior Vice President of Contour commencing in December 1993. Before joining Contour, Mr. Laumbach served in positions of increasing responsibility for 24 years at Shell Oil Company, concluding as Manager-Business Development in Shell's Head Office.

      THOMAS E. BAKER is an attorney and joined Kelley Oil in July 1996 as General Counsel and Corporate Secretary. From August 1991 through June 1996, Mr. Baker was engaged in a private consulting practice.

BENEFICIAL OWNERSHIP REPORTING

      Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

      Not applicable.  See "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS

      The following table sets forth information as of December 31, 1996 with respect to the only Unitholder known by the Partnership to own beneficially more than five percent of the Partnership's Units.

                                    AMOUNT & NATURE
NAME AND ADDRESS OF                 OF BENEFICIAL                       PERCENT
BENEFICIAL OWNER                      OWNERSHIP                         OF CLASS
-------------------                 ---------------                     --------
Kelley Oil Corporation               13,422,310                          83.72%
601 Jefferson, Suite 1100              Direct
Houston, Texas  77002

MANAGEMENT

      The following table sets forth information as of December 31, 1996 with respect to Units beneficially owned, directly or indirectly, by each of the directors of Kelley Oil and by all officers and directors of Kelley Oil as a group.

                                    AMOUNT & NATURE
NAME AND ADDRESS OF                 OF BENEFICIAL                       PERCENT
BENEFICIAL OWNER                    OWNERSHIP(1)                        OF CLASS
-------------------                 ---------------                     --------
John F. Bookout                            --                               --
Dallas D. Laumbach                         --                               --
David C. Baggett                           --                               --
All directors and officers
   as a group (9 persons)              2,000                             .01%


   (1)                  Represents direct beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Unitholders have a 96.04% share and the General Partners a 3.96% share in the costs and revenues of the Partnership. Allocations of costs and revenues to Unitholders are made in accordance with the number of Units owned. The General Partners contributed $1,983,258 to the Partnership for their 3.96% interest in the same proportion as the deferred subscriptions for Units were payable.

      Kelley Oil is reimbursed for its direct costs and an allocable portion of its general and administrative expenses incurred as Managing General Partner. During 1994, 1995 and 1996, Kelley Oil was reimbursed by the Partnership for costs directly associated with the Partnership's development drilling activities in the amounts of $2,080,000, $220,000 and $1,000, respectively. Kelley Oil was reimbursed for its general and administrative expenses allocable to Partnership operations in the amount of $538,000, $391,000 and $227,000 in 1994, 1995 and
1996, respectively.

      It is the policy of the Partnership to engage in transactions with related parties only on terms that are no less favorable to the Partnership than could be obtained on an arm's-length basis from unrelated parties. The Partnership believes that all payments to related parties are reasonable and in amounts not greater than fees that would be charged on an arm's-length basis by unrelated parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)FINANCIAL STATEMENTS AND SCHEDULES:

      (1) FINANCIAL STATEMENTS: The financial statements required to be filed are included under Item 8 of this Report.

      (2) SCHEDULES: Schedules for which provision is made in applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (3)EXHIBITS:

      EXHIBIT
      NUMBER:  EXHIBIT
      -------  -------
       4.1 Amended and Restated Agreement of Limited Partnership of the Registrant (included as Exhibit A to the Prospectus forming part of the Registrant's Registration Statement on Form S-1 (File No. 33-51250) filed on August 26, 1992, as amended (the "Registration Statement") and incorporated herein by reference).

       4.2 Joint Venture Agreement of Kelley Partners 1992 Development Drilling Joint Venture (incorporated by reference to Exhibit B to the Prospectus forming part of the Registration Statement).

   (b)REPORTS ON FORM 8-K:

      No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1996.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 1997.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

             By: KELLEY OIL CORPORATION, Managing General Partner

By:/S/ JOHN F. BOOKOUT     By:/S/ DAVID C. BAGGETT    By:/S/ LAWRENCE G.  MARBLE
     John F. Bookout           David C. Baggett          Lawrence G.  Marble
 Chief Executive Officer     Senior Vice President           Controller
                          and Chief Financial Officer (Chief Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 27th day of March, 1996 by the following persons in their capacity as directors of the Registrant's managing general partner.

      /S/ JOHN F. BOOKOUT                           /S/ DALLAS D. LAUMBACH
        John F. Bookout                               Dallas D. Laumbach


     /S/ DAVID C. BAGGETT
        Davd C. Baggett