Form 10-Q
period 1997-03-31
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 1997-05-15
CIK 891011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTER ENDED MARCH 31, 1997            COMMISSION FILE NO. 0-20998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

     Balance Sheets as of December 31, 1996 and
          March 31, 1997 (unaudited) .....................................   2

     Statements of Income for the Three Months ended
          March 31, 1996 and 1997 (unaudited) ............................   3

     Statements of Cash Flows for the Three Months
          ended March 31, 1996 and 1997 (unaudited) ......................   4

     Notes to Financial Statements (unaudited)............................   5

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................   6

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                         DECEMBER 31,  MARCH 31,
                                                             1996        1997
                                                           --------    --------
                                                                     (UNAUDITED)
ASSETS:
  Cash and cash equivalents ............................   $     22    $   --
  Accounts receivable - trade ..........................        126          31
  Accounts receivable - affiliates .....................      1,577       2,044
                                                           --------    --------
    Total current assets ...............................      1,725       2,075
                                                           --------    --------

  Oil and gas properties, successful efforts method:
    Properties subject to amortization .................     44,333      44,341
    Less: Accumulated depreciation,
      depletion & amortization .........................    (40,346)    (40,516)
                                                           --------    --------
    Total oil and gas properties .......................      3,987       3,825
                                                           --------    --------
  TOTAL ASSETS .........................................   $  5,712    $  5,900
                                                           ========    ========

LIABILITIES:
  Accounts payable and accrued expenses ................   $    143    $    140
  Notes payable - long term ............................      5,400       5,400
                                                           --------    --------
  TOTAL LIABILITIES ....................................      5,543       5,540
                                                           --------    --------

PARTNERS' EQUITY:
  LP Unitholders' equity (deficit) .....................         (9)          9
  GP Unitholders' equity ...............................        171         336
  Managing and special general partners' equity ........          7          15
                                                           --------    --------
  TOTAL PARTNERS' EQUITY ...............................        169         360
                                                           --------    --------
TOTAL LIABILITIES AND PARTNERS' EQUITY .................   $  5,712    $  5,900
                                                           ========    ========

See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                       (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1996          1997
                                                          --------      --------
REVENUES:
  Oil and gas sales ................................      $  1,252      $    806
  Interest income ..................................             3          --
                                                          --------      --------
    Total revenues .................................         1,255           806
                                                          --------      --------

COSTS AND EXPENSES:
  Lease operating expenses .........................           200           158
  Severance taxes ..................................            36            28
  General and administrative expenses ..............           113           119
  Interest expense .................................           203           140
  Depreciation, depletion and amortization .........           380           170
                                                          --------      --------
    Total expenses .................................           932           615
                                                          --------      --------
NET INCOME .........................................      $    323      $    191
                                                          ========      ========

NET INCOME ALLOCABLE TO LP UNITHOLDERS
  AND GP UNITHOLDERS ...............................      $    310      $    183
                                                          ========      ========

NET INCOME ALLOCABLE TO MANAGING AND
  INDIVIDUAL GENERAL PARTNERS ......................      $     13      $      8
                                                          ========      ========

NET INCOME PER LP AND GP UNIT ......................      $    .02      $    .01
                                                          ========      ========

Average LP and GP units outstanding ................        16,033        16,033
                                                          ========      ========

See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                             1996        1997
                                                           --------    --------
OPERATING ACTIVITIES:
  Net income ...........................................   $    323    $    191
  Adjustments to reconcile net income to net cash
    provided by(used in)operating activities:
    Depreciation, depletion and amortization ...........        380         170
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable .........        249        (372)
    Decrease in prepaid and other current assets .......         12        --
    Decrease in accounts payable and accrued expenses ..       (943)         (3)
                                                           --------    --------
  Net cash provided by (used in) operating activities ..         21         (14)
                                                           --------    --------

INVESTING ACTIVITIES:
  Capital expenditures .................................        (69)         (8)
  Sale of other non-current assets .....................         69        --
                                                           --------    --------
  Net cash used in investing activities ................       --            (8)
                                                           --------    --------

FINANCING ACTIVITIES ...................................       --          --
                                                           --------    --------
Increase (decrease) in cash and cash equivalents .......         21         (22)
Cash and cash equivalents, beginning of period .........         14          22
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $     35    $   --
                                                           ========    ========

See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                          NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        GENERAL. The accompanying financial statements of Kelley Partners 1992 Development Drilling Program (the "Partnership") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996.

        Certain financial statement items in the interim 1996 period have been reclassified to conform to the interim 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        In 1992, the Partnership issued a total of 16,033,009 units of limited and general partner interests ("Units") at $3 per Unit for a total of $48,099,027. The Units represent 96.04% of the total interests in the Partnership and consist of 1,647,502 Units of limited partner interests ("LP Units") and 14,385,507 Units of general partner interests ("GP Units"). In addition, the Partnership issued managing and special general partner interests on a pro rata basis for $1,983,258, representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Kelly Oil & Gas Corporation ("KOGC"), owns 83.72% of the Units, together with its 3.94% managing general partnership interest.

RECENT DEVELOPMENTS

        DRILLING OPERATIONS. Since inception, the Partnership participated in drilling 39 gross (15.23 net) wells, of which 30 gross (11.07 net) wells were found productive and 9 gross (4.16 net) wells were dry.

        HEDGING ACTIVITIES. KOGC has periodically used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for KOGC to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. KOGC's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in KOGC's subsidiary partnerships. Through natural gas swap agreements, approximately 64% of the Partnership's natural gas production for the first quarter of 1997 was affected by hedging transactions at an average NYMEX quoted price of $2.56 per MMBtu before transaction and transportation costs. As of March 31, 1997, approximately 38% of the Partnership's anticipated natural gas production for the remainder of 1997 had been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.29 per MMBtu before transaction and transportation costs. Gains and losses realized from hedging activities are included in oil and gas revenues and average sales prices. Hedging activities reduced Partnership revenues by approximately $0.1 million in the first quarter of 1997 as compared to estimated revenues had no hedging activities been conducted.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED MARCH 31, 1997 AND 1996. Oil and gas revenues of $806,000 for the first quarter of 1997 decreased 35.6% compared to $1,252,000 in the corresponding quarter of 1996 as a result of lower oil and gas production. During the current quarter, production of natural gas decreased 35.1% from 501,000 Mcf in the first quarter of 1996 to 325,000 Mcf, while the average price of natural gas increased 1.8% from $2.21 per Mcf in the first quarter of 1996 to $2.25 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 3,622 barrels, with an average sales price of $21.25 per barrel compared to 7,778 barrels at $17.40 per barrel in the same quarter last year, representing a volume decrease of 53.4% and a price increase of 22.1%.

        Lease operating expenses and severance taxes were $186,000 in the current quarter versus $236,000 in the first quarter of 1996, a decrease of 21.2%, reflecting lower production levels and reduced workover costs. On a unit of production basis, these expenses increased to $0.53 per Mcfe in the first quarter of 1997 from $0.43 per Mcfe in the same quarter of 1996.

        General and administrative expenses of $119,000 in the current quarter increased 5.3% from $113,000 in the first quarter of 1996. On a unit of production basis, these expenses increased from $0.21 per Mcfe in the first quarter of 1996 to $0.34 per Mcfe in the current quarter.

        In the first quarters of both 1997 and 1996, the Partnership incurred interest expenses of $140,000 and $203,000, respectively, on a loan advanced in August 1994 to fund part of its drilling expenses in excess of contributed capital. See "Liquidity and Capital Resources" below.

        Depreciation, depletion and amortization ("DD&A") decreased 55.3% from $380,000 in the first quarter of 1996 to $170,000 in the current quarter due to lower production levels and lower depletion rates. On a unit of production basis, DD&A decreased to $0.49 per Mcfe in the first quarter of 1997 from $0.69 per Mcfe in the same quarter last year.

        The Partnership recognized net income of $191,000 or $0.01 per Unit for the first quarter of 1997. For the first quarter of 1996, the Partnership recognized net income of $323,000 or $0.02 per Unit. The variance between first quarter 1997 and first quarter 1996 is reflected in the foregoing discussion.

        The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

        LIQUIDITY. Net cash used in the Partnership's operating activities during the first three months of 1997, as reflected on its statement of cash flows, totaled $14,000. During the period, funds used in investing activities were comprised primarily of property and equipment expenditures of $8,000 for development of the Partnership's oil and gas properties. As a result of these activities, the Partnership's cash and cash equivalents decreased to $-0- at March 31, 1997 from $22,000 at December 31, 1996.

        CAPITAL RESOURCES. The partners' equity at March 31, 1997 increased to $360,000 as compared to $169,000 at December 31, 1996. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs. As of March 31, 1997, the Partnership was fully capitalized with contributions aggregating $50,082,285.

        DISTRIBUTION POLICY. The Partnership maintains a policy of distributing the maximum amount of its net available cash to Unitholders on a quarterly basis. For these purposes, net available cash generally represents the net operating cash flow of the Partnership after deducting working capital requirements. To meet its financial obligations for the drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. The Partnership's operating cash flows in 1996 were applied to pay interest on the Initial Loan and to reduce unfunded payables for third party drilling overexpenditures. While $5,400,000 of the $6,000,000 Initial Loan remained outstanding at March 31, 1997, the balance of the outstanding drilling overexpenditures was repaid in 1996. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the outstanding balance of the Initial Loan in 1997.

        Net available cash per Unit from operations for the three months ended March 31, 1996 and 1997 was determined as follows:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1996          1997
                                                          --------      --------
Net income per Unit ................................      $    .02      $    .01
Depreciation, depletion and
     amortization charges per Unit .................           .02           .01
                                                          --------      --------
  Net available cash per Unit for
     reduction of debt and accrued interest ........      $    .04      $    .02
                                                          ========      ========

        INFLATION AND CHANGING PRICES. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

FORWARD-LOOKING STATEMENTS

        FROM TIME TO TIME, THE COMPANY MAY PUBLISH FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO MATTERS SUCH AS ANTICIPATED OPERATING AND FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, DEVELOPMENTS AND RESULTS OF THE

COMPANY. ACTUAL PERFORMANCE, PROSPECTS, DEVELOPMENTS AND RESULTS MAY DIFFER MATERIALLY FROM ANY OR ALL ANTICIPATED RESULTS DUE TO ECONOMIC CONDITIONS AND OTHER RISKS, UNCERTAINTIES AND CIRCUMSTANCES PARTLY OR TOTALLY OUTSIDE THE CONTROL OF THE COMPANY, INCLUDING RATES OF INFLATION, NATURAL GAS PRICES, RESERVE ESTIMATES, RATES AND TIMING OF FUTURE PRODUCTION OF OIL AND GAS, AND CHANGES IN THE LEVEL AND TIMING OF FUTURE COSTS AND EXPENSES RELATED TO DRILLING AND OPERATING ACTIVITIES.

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

                                       KELLEY PARTNERS 1992
                                       DEVELOPMENT DRILLING PROGRAM

                                       By: KELLEY OIL CORPORATION
                                           Managing General Partner

Date: May 15, 1997                     By: /S/ DAVID C. BAGGETT
                                               David C. Baggett
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer)
                                               (Principal Accounting Officer)