Form 10-Q
period 1997-06-30
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 1997-08-14
CIK 891011

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTER ENDED JUNE 30, 1997      COMMISSION FILE NO. 0-20998

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


 PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                            ----
      Balance Sheets as of June 30, 1997 (unaudited)
         and December 31, 1996.............................................   2

      Statements of Income for the three months and six
         months ended June 30, 1997 and 1996 (unaudited)...................   3

      Statements of Cash Flows for the six months ended June 30,
         1997 and 1996 (unaudited).........................................   4

      Notes to Financial Statements (unaudited)............................   5

      Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................   6

PART II.  OTHER INFORMATION................................................   8

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                         JUNE 30,       DECEMBER 31,
                                                                                           1997             1996
                                                                                         ---------        ---------
                                                                                        (UNAUDITED)
ASSETS:
   Cash and cash equivalents............................................................$      --         $      22
   Accounts receivable - trade..........................................................       43               126
   Accounts receivable - affiliates.....................................................      454             1,577
                                                                                        ---------         ---------
     Total current assets...............................................................      497             1,725
                                                                                        ---------         ---------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization.................................................   44,339            44,333
     Less:  Accumulated depreciation, depletion & amortization..........................  (40,675)          (40,346)
                                                                                        ---------         ---------
     Total oil and gas properties.......................................................    3,664             3,987
                                                                                        ---------         ---------
   TOTAL ASSETS.........................................................................$   4,161         $   5,712
                                                                                        =========         =========

LIABILITIES:
   Accounts payable and accrued expenses................................................$     173         $     143
   Long term note payable - affiliate...................................................    3,471             5,400
                                                                                        ---------         ---------
   TOTAL LIABILITIES....................................................................    3,644             5,543
                                                                                        ---------         ---------

PARTNERS' EQUITY:
   LP Unitholders' equity (deficit).....................................................       24                (9)
   GP Unitholders' equity...............................................................      472               171
   Managing and special general partners' equity........................................       21                 7
                                                                                        ---------         ---------
   TOTAL PARTNERS' EQUITY...............................................................      517               169
                                                                                        ---------         ---------
TOTAL LIABILITIES AND PARTNERS' EQUITY..................................................$   4,161         $   5,712
                                                                                        =========         =========

See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------    -------------------------
                                                                1997           1996           1997          1996
                                                              ---------     ---------       --------      ---------
REVENUES:
   Oil and gas sales..........................................$     699     $   1,270       $  1,505      $   2,522
   Interest income............................................       --            --             --              3
                                                              ---------     ---------       --------      ---------
     Total revenues...........................................      699         1,270          1,505          2,525
                                                              ---------     ---------       --------      ---------

COSTS AND EXPENSES:
   Lease operating expenses...................................      159           136            317            336
   Severance taxes............................................       35            54             63             90
   Exploration costs..........................................       --            (2)            --             (2)
   General and administrative expenses........................      119            82            238            195
   Interest expense...........................................       70           202            210            405
   Depreciation, depletion and amortization...................      159           359            329            739
                                                              ---------     ---------       --------      ---------
     Total expenses...........................................      542           831          1,157          1,763
                                                              ---------     ---------       --------      ---------
NET INCOME....................................................$     157     $     439       $    348      $     762
                                                              =========     =========       ========      =========

NET INCOME ALLOCABLE TO LP UNITHOLDERS
   AND GP UNITHOLDERS.........................................$     151     $     422       $    334      $     732
                                                              =========     =========       ========      =========

NET INCOME ALLOCABLE TO MANAGING AND
   SPECIAL GENERAL PARTNERS...................................$       6     $      17       $     14      $      30
                                                              =========     =========       ========      =========

NET INCOME PER LP AND GP UNIT.................................$     .01     $     .03       $    .02      $     .05
                                                              =========     =========       ========      =========

Average LP and GP units outstanding...........................   16,033        16,033         16,033         16,033
                                                              =========     =========       ========      =========

See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                        ---------------------------
                                                                                           1997             1996
                                                                                        ---------         ------
OPERATING ACTIVITIES:
   Net income...........................................................................$     348         $     762
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization...........................................      329               739
   Changes in operating assets and liabilities:
     Decrease in accounts receivable....................................................    1,206               215
     Increase in prepaid and other current assets.......................................       --               (10)
     Increase (decrease) in accounts payable and accrued expenses.......................       30            (1,619)
                                                                                        ---------         ---------
   Net cash provided by operating activities............................................    1,913                87
                                                                                        ---------         ---------

INVESTING ACTIVITIES:
   Capital expenditures.................................................................       (6)             (180)
   Sale of non-current assets...........................................................       --                85
                                                                                        ---------         ---------
   Net cash used in investing activities................................................       (6)              (95)
                                                                                        ---------         ---------

FINANCING ACTIVITIES:
   Principal payments on long-term borrowings...........................................   (1,929)               --
                                                                                        ---------         ---------
   Net cash used in financing activities................................................   (1,929)               --
                                                                                        ---------         ---------
Decrease in cash and cash equivalents...................................................      (22)               (8)
Cash and cash equivalents, beginning of period..........................................       22                14
                                                                                        ---------         ---------
Cash and cash equivalents, end of period................................................$      --         $       6
                                                                                        =========         =========

See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         GENERAL. The accompanying unaudited interim financial statements of Kelley Partners 1992 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-K.

         Certain 1996 financial statement items have been reclassified to conform to the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1992, the Partnership issued a total of 16,033,009 units of limited and general partner interests ("Units") at $3 per Unit for a total of $48,099,027. The Units represent 96.04% of the total interests in the Partnership and consist of 1,647,500 Units of limited partner interests ("LP Units") and 14,385,509 Units of general partner interests ("GP Units") at June 30, 1997. In addition, the Partnership issued managing and special general partner interests on a pro rata basis for $1,983,258, representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Kelly Oil & Gas Corporation ("KOGC"), owns 83.72% of the Units, together with its 3.94% managing general partnership interest.

RECENT DEVELOPMENTS

         DRILLING OPERATIONS. Since inception, the Partnership participated in drilling 39 gross (15.2 net) wells, of which 30 gross (11.1 net) wells were found productive and 9 gross (4.1 net) wells were dry.

         HEDGING ACTIVITIES. KOGC has periodically used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for KOGC to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. KOGC's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. Through natural gas swap agreements, approximately 64% and 65% of the Partnership's natural gas production for the second quarter of 1997 and the first six months of 1997, respectively, were affected by hedging transactions at an average NYMEX quoted price of $2.31 per MMBtu and $2.44 per MMBtu, respectively, before transaction and transportation costs. As of June 30, 1997, approximately 43% of the Partnership's anticipated natural gas production for the remainder of 1997 had been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.19 per MMBtu before transaction and transportation costs. Gains and losses realized from hedging activities are included in oil and gas revenues and average sales prices. Hedging activities increased Partnership revenues by $38,000 in the second quarter of 1997 and reduced Partnership revenues by $69,000 in the first half of 1997, as compared to estimated revenues had no hedging activities been conducted.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1997 AND 1996. Oil and gas revenues of $699,000 for the second quarter of 1997 decreased 45% compared to $1,270,000 in the corresponding quarter of 1996 as a result of lower production and prices. Production of natural gas decreased 37% from 478,000 Mcf in the second quarter of 1996 to 303,000 Mcf in the current quarter, while the average price of natural gas decreased 10% from $2.30 per Mcf in the second quarter of 1996 to $2.08 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 3,621 barrels, with an average sales price of $19.27 per barrel compared to 6,771 barrels at $25.77 per barrel in the same quarter last year, representing a volume decrease of 47% and a price decrease of 25%. Oil and gas production decreased due to natural depletion and a reduction in the drilling of new wells to offset that decline.

         Lease operating expenses and severance taxes were $194,000 in the current quarter versus $190,000 in the second quarter of 1996, an increase of 2%. On a unit of production basis, these expenses increased to $0.60 per Mcfe in the second quarter of 1997 from $0.37 per Mcfe in the same quarter of 1996.

         General and administrative expenses of $119,000 in the current quarter increased 45% from $82,000 in the second quarter of 1996. On a unit of production basis, these expenses increased from $0.16 per Mcfe in the second quarter of 1996 to $0.37 per Mcfe in the current quarter.

         In the second quarters of 1997 and 1996, the Partnership incurred interest expenses of $70,000 and $202,000, respectively, on a loan advanced to it by Kelley Oil in August 1994 ("Initial Loan") to fund part of its drilling expenses in excess of contributed capital. See "Liquidity and Capital Resources" below.

         Depreciation, depletion and amortization ("DD&A") decreased 56% from $359,000 in the second quarter of 1996 to $159,000 in the current quarter due to lower production levels and lower depletion rates. On a unit of production basis, DD&A decreased to $0.49 per Mcfe in the second quarter of 1997 from $0.69 per Mcfe in the same quarter last year.

         The Partnership recognized net income of $157,000 or $0.01 per Unit for the second quarter of 1997. For the second quarter of 1996, the Partnership recognized net income of $439,000 or $0.03 per Unit. The reasons for the variance between the second quarter of 1997 and the second quarter of 1996 are described in the foregoing discussion.

         SIX MONTHS ENDED JUNE 30, 1997 AND 1996. Oil and gas revenues of $1,505,000 for the first six months of 1997 decreased 40% compared to $2,522,000 in the corresponding period of 1996 as a result of lower oil and gas production. During the current period, production of natural gas decreased 36% from 980,000 Mcf in the first six months of 1996 to 627,000 Mcf. Production of crude oil in the current period totaled 7,243 barrels compared to 14,549 barrels in the same quarter last year, representing a decrease of 50%. Oil and gas production decreased due to natural depletion and a reduction in the drilling of new wells to offset that decline.

         Lease operating expenses and severance taxes were $380,000 in the current period versus $426,000 in the first half of 1996, a decrease of 11%, reflecting lower production levels. On a unit of production basis, these expenses increased to $0.57 per Mcfe in the first six months of 1997 from $0.40 per Mcfe in the year-earlier period.

         General and administrative expenses of $238,000 in the current period increased 22% from $195,000 in the first half of 1996. On a unit of production basis, these expenses increased from $0.18 per Mcfe in the first six months of 1996 to $0.35 per Mcfe in the current period.

         In the first six months of 1997 and 1996, the Partnership incurred interest expenses of $210,000 and $405,000, respectively, on a loan advanced to it by Kelley Oil in August 1994 to fund part of its drilling expenses in excess of contributed capital. See "Liquidity and Capital Resources" below.

         DD&A decreased 55% from $739,000 in the first six months of 1996 to $329,000 in the current period due to lower production levels and lower depletion rates. On a unit of production basis, DD&A decreased to $0.49 per Mcfe in the first half of 1997 from $0.69 per Mcfe in the same period last year.

         The Partnership recognized net income of $348,000 or $0.02 per Unit for the first half of 1997. For the first half of 1996, the Partnership recognized net income of $762,000 or $0.05 per Unit. The reasons for the variance between the first six months of 1997 and the first six months of 1996 are described in the foregoing discussion.

         The results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Net cash provided by the Partnership's operating activities during the first six months of 1997, as reflected on its statement of cash flows, totaled $1,913,000. During the period, funds used in investing activities were comprised of capital expenditures of $6,000 for development of the Partnership's oil and gas properties, and funds used in financing activities included a reduction in the loan principal of approximately $1,929,000. As a result of these activities, the Partnership's cash and cash equivalents were reduced to zero at June 30, 1997 from $22,000 at December 31, 1996.

         CAPITAL RESOURCES. The partners' equity at June 30, 1997 increased to $517,000 as compared to $169,000 at December 31, 1996. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs. As of June 30, 1997, the Partnership was fully capitalized with contributions aggregating $50,082,285.

         DISTRIBUTION POLICY. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for the drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. The Partnership's operating cash flows in 1996 were applied to pay interest on the Initial Loan and to reduce unfunded payables for third party drilling overexpenditures. At June 30, 1997, $3,471,000 of the $6,000,000 Initial Loan remained outstanding. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the outstanding balance of the Initial Loan.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  EXHIBIT
                  NUMBER:           EXHIBIT
                  -------           -------
                     27             Financial Data Schedule (included only in
                                    the electronic filing of this document)

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the second quarter of 1997.

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



                                      KELLEY PARTNERS 1992
                                      DEVELOPMENT DRILLING PROGRAM

                                      By:  KELLEY OIL CORPORATION
                                           Managing General Partner


Date: August 14, 1997                By:     /S/ DAVID C. BAGGETT
                                                David C. Baggett
                                            Senior Vice President and
                                             Chief Financial Officer
                                            (Duly Authorized Officer)
                                          (Principal Financial Officer)