Form 10-Q
period 1997-09-30
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 1997-11-13
CIK 891011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      FOR THE QUARTER ENDED SEPTEMBER 30, 1997 COMMISSION FILE NO. 0-20998



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

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                     INDEX

PART I.  FINANCIAL INFORMATION ................................................................   PAGE
                                                                                                  ----
    Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996..................    2

    Statements of Income for the three months and nine months ended
      September 30, 1997 and 1996 (unaudited) .................................................    3

    Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 (unaudited).    4

    Notes to Financial Statements (unaudited) .................................................    5

    Management's Discussion and Analysis of Financial Condition and Results of Operations......    6

PART II.  OTHER INFORMATION ...................................................................    8

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                BALANCE SHEETS

                                (IN THOUSANDS)

                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                  1997         1996
                                                             ------------  -----------
                                                             (UNAUDITED)
ASSETS:
  Cash and cash equivalents ................................   $   --        $     22
  Accounts receivable - trade ..............................         35           126
  Accounts receivable - affiliates .........................        535         1,577
                                                               --------      --------
  Total current assets .....................................        570         1,725
                                                               --------      --------

  Oil and gas properties, successful efforts method:
   Properties subject to amortization ......................     44,302        44,333
   Less:  Accumulated depreciation, depletion & amortization    (40,786)      (40,346)
                                                               --------      --------
  Total oil and gas properties .............................      3,516         3,987
                                                               --------      --------
   Total assets ............................................   $  4,086      $  5,712
                                                               ========      ========

LIABILITIES:
  Accounts payable and accrued expenses ....................   $    122      $    143
  Long term note payable - affiliate .......................      3,293         5,400
                                                               --------      --------
  Total liabilities ........................................      3,415         5,543
                                                               --------      --------

PARTNERS' EQUITY:
  LP Unitholders' equity (deficit) .........................         40            (9)
  GP Unitholders' equity ...................................        604           171
  Managing and special general partners' equity ............         27             7
                                                               --------      --------
  Total partners' equity ...................................        671           169
                                                               --------      --------
   Total liabilities and partners' equity ..................   $  4,086      $  5,712
                                                               ========      ========

See Notes to Financial Statements.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                             STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                          ------------------   -----------------
                                             1997      1996     1997     1996
                                          ---------  -------   --------  -------
REVENUES:
  Oil and gas sales.......................$  540    $1,199     $2,045   $3,721
  Interest income.........................    --        --         --        3
                                          ------    ------     ------   ------
  Total revenues..........................   540     1,199      2,045    3,724
                                          ------    ------     ------   ------

COSTS AND EXPENSES:
  Lease operating expenses................    48       129        365      465
  Severance taxes.........................    25        52         88      142
  Exploration expenses....................    --        (2)        --       (4)
  General and administrative expenses.....   119        64        357      259
  Interest expense........................    83       203        293      608
  Depreciation, depletion and amortization   111       345        440    1,084
                                          ------    ------     ------   ------
  Total expenses..........................   386       791      1,543    2,554
                                          ------    ------     ------   ------
Net income................................$  154    $  408     $  502   $1,170
                                          ======    ======     ======   ======

Net income allocable to LP Unitholders
  and GP Unitholders......................$  148    $  392     $  482   $1,124
                                          ======    ======     ======   ======

Net income allocable to managing and
  special general partners................$    6    $   16     $   20   $   46
                                          ======    ======     ======   ======

Net income per LP and GP Unit.............$  .01    $  .02     $  .03   $  .07
                                          ======    ======     ======   ======

Average LP and GP Units outstanding.......16,033    16,033     16,033   16,033
                                          ======    ======     ======   ======
See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            ------------------
                                                              1997        1996
                                                            -------      -----
OPERATING ACTIVITIES:
  Net income................................................$  502      $1,170
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization................   440       1,084
    Exploration expenses....................................    --          (4)
  Changes in operating assets and liabilities:
    Decrease in accounts receivable......................... 1,133         707
    Decrease in prepaid and other current assets............    --           7
    Decrease in accounts payable and accrued expenses.......   (21)     (2,808)
                                                            ------      ------
  Net cash provided by operating activities................. 2,054         156
                                                            ------      ------

INVESTING ACTIVITIES:
  Capital expenditures......................................   (40)       (226)
  Proceeds from sale of assets..............................    71          99
                                                            ------      ------
  Net cash provided by (used in) investing activities.......    31        (127)
                                                            ------      ------

FINANCING ACTIVITIES:
  Principal payments on long-term borrowings................(2,107)         --
                                                            ------      ------
  Net cash used in financing activities.....................(2,107)         --
                                                            ------      ------
Increase (decrease) in cash and cash equivalents............   (22)         29

Cash and cash equivalents, beginning of period..............    22          14
                                                            ------      ------
Cash and cash equivalents, end of period....................$   --      $   43
                                                            ======      ======
See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

      GENERAL. The accompanying unaudited interim financial statements of Kelley Partners 1992 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-K.

      Certain 1996 financial statement items have been reclassified to conform to the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      In 1992, the Partnership issued a total of 16,033,009 units of limited and general partner interests ("Units") at $3 per Unit for a total of $48,099,027. The Units represent 96.04% of the total interests in the Partnership and consist of 1,647,500 Units of limited partner interests ("LP Units") and 14,385,509 Units of general partner interests ("GP Units") at September 30, 1997. In addition, the Partnership issued managing and special general partner interests on a pro rata basis for $1,983,258, representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Kelly Oil & Gas Corporation ("KOGC"), owns 83.72% of the Units, together with its 3.94% managing general partnership interest.

RECENT DEVELOPMENTS

      DRILLING OPERATIONS. Since inception, the Partnership participated in drilling 39 gross (15.23 net) wells, of which 30 gross (11.07 net) wells were found productive and 9 gross (4.16 net) wells were dry.

      HEDGING ACTIVITIES. KOGC has periodically used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for KOGC to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. KOGC's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. Through natural gas swap agreements, approximately 81% and 71% of the Partnership's natural gas production for the third quarter of 1997 and the first nine months of 1997, respectively, were affected by hedging transactions at an average NYMEX quoted price of $2.18 per MMBtu and $2.34 per MMBtu, respectively, before transaction and transportation costs. As of September 30, 1997, approximately 47% of the Partnership's anticipated natural gas production for the remainder of 1997 had been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.42 per MMBtu before transaction and transportation costs. Gains and losses realized from hedging activities are included in oil and gas revenues and average sales prices. Hedging activities reduced Partnership revenues by $18,000 in the third quarter of 1997 and by $87,000 in the first nine months of 1997, as compared to estimated revenues had no hedging activities been conducted.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996. Oil and gas revenues of $540,000 for the third quarter of 1997 decreased 55% compared to $1,199,000 in the corresponding quarter of 1996 as a result of lower production and prices. Production of natural gas decreased 50% from 443,000 Mcf in the third quarter of 1996 to 221,000 Mcf in the current quarter, while the average price of natural gas decreased 5% from $2.39 per Mcf in the third quarter of 1996 to $2.27 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 2,110 barrels, with an average sales price of $18.34 per barrel compared to 6,886 barrels at $20.37 per barrel in the same quarter last year, representing a volume decrease of 69% and a price decrease of 10%. Oil and gas production decreased due to natural depletion and a reduction in the drilling of new wells to offset that decline.

      Lease operating expenses and severance taxes were $73,000 in the current quarter versus $181,000 in the third quarter of 1996, a decrease of 60%. The decrease was due primarily to an adjustment of the accrual for lease operating expenses of $57,000 which reduced third quarter 1997 expense, while lower production reduced severance tax expense. On a unit of production basis, these expenses decreased to $0.32 per Mcfe in the third quarter of 1997 from $0.37 per Mcfe in the same quarter of 1996.

      General and administrative expenses of $119,000 in the current quarter increased 86% from $64,000 in the third quarter of 1996. On a unit of production basis, these expenses increased from $0.13 per Mcfe in the third quarter of 1996 to $0.51 per Mcfe in the current quarter.

      In the third quarters of 1997 and 1996, the Partnership incurred interest expense of $83,000 and $203,000, respectively, on a loan advanced to it by Kelley Oil in August 1994 ("Initial Loan") to fund part of its drilling expenses in excess of contributed capital. The reduction reflects the lower average note payable balance outstanding in the third quarter of 1997 as compared to the same period in 1996. See "Liquidity and Capital Resources" below.

      Depreciation, depletion and amortization ("DD&A") expense decreased 68% from $345,000 in the third quarter of 1996 to $111,000 in the current quarter due to lower production levels and depletion rates. On a unit of production basis, DD&A expense decreased to $0.47 per Mcfe in the third quarter of 1997 from $0.71 per Mcfe in the same quarter last year.

      The Partnership recognized net income of $154,000 or $0.01 per Unit for the third quarter of 1997. For the third quarter of 1996, the Partnership recognized net income of $408,000 or $0.02 per Unit. The reasons for the variance between the third quarter of 1997 and the third quarter of 1996 are described in the foregoing discussion.

      NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996. Oil and gas revenues of $2,045,000 for the first nine months of 1997 decreased 45% compared to $3,721,000 in the corresponding period of 1996 as a result of lower oil and gas production. Production of natural gas decreased 40% from 1,422,000 Mcf in the first nine months of 1996 to 848,000 Mcf in the current period. Production of crude oil in the current period totaled 9,353 barrels compared to 21,435 barrels in the same period last year, representing a decrease of 56%. Oil and gas production decreased due to natural depletion and a reduction in the drilling of new wells to offset that decline.

      Lease operating expenses and severance taxes were $453,000 in the current period versus $607,000 in the first nine months of 1996, a decrease of 25%, reflecting lower production levels. On a unit of production basis, these expenses increased to $0.50 per Mcfe in the first nine months of 1997 from $0.39 per Mcfe in the year-earlier period.

      General and administrative expenses of $357,000 in the current period increased 38% from $259,000 in the first nine months of 1996. On a unit of production basis, these expenses increased from $0.17 per Mcfe in the first nine months of 1996 to $0.39 per Mcfe in the current period.

      In the first nine months of 1997 and 1996, the Partnership incurred interest expense of $293,000 and $608,000, respectively, on a loan advanced to it by Kelley Oil in August 1994 to fund part of its drilling expenses in excess of contributed capital. The reduction reflects the lower average note payable balance outstanding in the first nine months of 1997 as compared to the same period in 1996. See "Liquidity and Capital Resources" below.

      DD&A expense decreased 59% from $1,084,000 in the first nine months of 1996 to $440,000 in the current period due to lower production levels and lower depletion rates. On a unit of production basis, DD&A expense decreased to $0.49 per Mcfe in the first nine months of 1997 from $0.70 per Mcfe in the same period last year.

      The Partnership recognized net income of $502,000 or $0.03 per Unit for the first nine months of 1997. For the first nine months of 1996, the Partnership recognized net income of $1,170,000 or $0.07 per Unit. The reasons for the variance between the first nine months of 1997 and the first nine months of 1996 are described in the foregoing discussion.

      The results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY. Net cash provided by the Partnership's operating activities during the first nine months of 1997, as reflected on its statement of cash flows, totaled $2,054,000. During the period, funds used in financing activities included a reduction in the loan principal of approximately $2,107,000. As a result of these activities, the Partnership's cash and cash equivalents were reduced to zero at September 30, 1997 from $22,000 at December 31, 1996.

      CAPITAL RESOURCES. The partners' equity at September 30, 1997 increased to $671,000 as compared to $169,000 at December 31, 1996. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs. As of September 30, 1997, the Partnership was fully capitalized with contributions aggregating $50,082,285.

      DISTRIBUTION POLICY. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. The Partnership's operating cash flows in 1996 were applied to pay interest on the Initial Loan and to reduce unfunded payables for third party drilling overexpenditures. At September 30, 1997, $3,293,000 of the $6,000,000 Initial Loan remained outstanding. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the outstanding balance of the Initial Loan.

      INFLATION AND CHANGING PRICES. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

FORWARD-LOOKING STATEMENTS

      STATEMENTS MADE HEREIN THAT ARE FORWARD-LOOKING IN NATURE ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO MATTERS SUCH AS ANTICIPATED OPERATING AND FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, DEVELOPMENTS AND RESULTS OF THE PARTNERSHIP. ACTUAL PERFORMANCE, PROSPECTS, DEVELOPMENTS AND RESULTS MAY DIFFER MATERIALLY FROM ANY OR ALL ANTICIPATED RESULTS DUE TO ECONOMIC CONDITIONS AND OTHER RISKS, UNCERTAINTIES AND CIRCUMSTANCES PARTLY OR TOTALLY OUTSIDE THE CONTROL OF THE PARTNERSHIP, INCLUDING RATES OF INFLATION, NATURAL GAS PRICES, RESERVE ESTIMATES, RATES AND TIMING OF FUTURE PRODUCTION OF OIL AND GAS, AND CHANGES IN THE LEVEL AND TIMING OF FUTURE COSTS AND EXPENSES RELATED TO DRILLING AND OPERATING ACTIVITIES.

      WORDS SUCH AS "ANTICIPATED," "EXPECT," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS MAY BE MADE IN MANAGEMENT'S STATEMENTS (ORALLY OR IN WRITING) INCLUDING PRESS RELEASES, AND IN FILINGS OF THE SEC, INCLUDING THIS REPORT.


                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits:

         EXHIBIT
         NUMBER:  EXHIBIT
         -------  -------
            27 Financial Data Schedule (included only in the electronic filing of this document).

      (b)Reports on Form 8-K:

         No reports on Form 8-K were filed by the Registrant during the third quarter of 1997.

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



                                             KELLEY PARTNERS 1992
                                             DEVELOPMENT DRILLING PROGRAM

                                             By: KELLEY OIL CORPORATION
                                                 Managing General Partner


Date: November 12, 1997                      By:     /s/ DAVID C. BAGGETT
                                                         David C. Baggett
                                                   Senior Vice President and
                                                    Chief Financial Officer
                                                   (Duly Authorized Officer)
                                                 (Principal Financial Officer)