Form 10-K
period 1997-12-31
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 1998-03-31
CIK 891011

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997          COMMISSION FILE NO. 0-20998


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 15, 1997, Kelley Partners 1992 Development Drilling Program had 16,033,009 units of limited and general partner interests (the "Units") outstanding. The Units are not publicly traded.

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

         DEVELOPMENT AND PRODUCTION. From inception through the completion of drilling activities in 1994, the Partnership participated in drilling 39 gross wells, of which 30 gross (11.07 net) wells were productive and 9 gross (4.16 net) wells were dry. Subsequently, two producing Partnership wells were plugged when production declined to noncommercial levels. During 1997, recompletion and work-over operations were conducted on one well. From its inception through 1997, the Partnership produced 9.6 Bcf of natural gas and 183,912 barrels of oil and natural gas liquids, generating total oil and gas revenues of $22,428,000, of which $4,506,000 or $0.27 per Unit has been distributed to the partners. To enable the Partnership to fund part of its drilling and recompletion expenses in excess of contributed capital, quarterly distributions were suspended in October 1994, reinstated for only one quarter in 1995, and suspended again thereafter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANAGEMENT, OPERATIONS AND PROPERTIES

         Kelley Oil's principal executive offices are located at 601 Jefferson Street, Suite 1100, Houston, Texas 77002, and its main telephone number is (713) 652-5200. As Managing General Partner, Kelley Oil makes all decisions regarding the business and operations of the Partnership. The Partnership has no employees and utilizes the officers and staff of Kelley

Oil to perform all management and administrative functions. Kelley Oil's staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. Kelley Oil is also the managing general partner of Kelley Operating. See "Employees" below and "Directors and Executive Officers of Kelley Oil Corporation."

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

ESTIMATED PROVED RESERVES

         GENERAL. Reserve estimates contained herein were prepared by H. J. Gruy & Associates, Inc. ("Gruy") independent petroleum engineers, as of January 1, 1996, 1997 and 1998.

         QUANTITIES. The following table sets forth the Partnership's estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas as of January 1, 1996, 1997 and 1998. Proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion.

                            ESTIMATED PROVED RESERVES

                                                       AS OF JANUARY 1,
                                                --------------------------------
                                                 1996         1997         1998
                                                ------       ------       ------
Crude oil and liquids (Mbbl):
   Proved developed .....................          201          102           78
   Proved undeveloped ...................         --           --           --
                                                ------       ------       ------
     Total proved .......................          201          102           78
                                                ======       ======       ======
Natural gas (Mmcf):
   Proved developed .....................       10,220        7,537        5,521
   Proved undeveloped ...................         --           --           --
                                                ------       ------       ------
     Total proved .......................       10,220        7,537        5,521
                                                ======       ======       ======

         Detailed information concerning the Partnership's estimated proved reserves and discounted net future cash flows is contained in the Supplementary Financial Information included in Note 6 to the Partnership's Financial Statements. The Partnership has not filed any estimates of reserves with any federal authority or agency during the past year other than estimates contained in its last annual report filed with the Securities and Exchange Commission ("SEC").

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

         SIGNIFICANT FIELDS. The following table sets forth certain information as of January 1, 1998 with respect to the Partnership's interests in its most significant fields, together with information for all other fields combined.

                          SIGNIFICANT PROVED PROPERTIES
                                 (IN THOUSANDS)

                                       PROVED RESERVES AT JANUARY 1, 1998                   1997 PRODUCTION
                                  -----------------------------------------   -----------------------------------------
                                                          GAS                                         GAS
                                     OIL       GAS     EQUIVALENT                OIL      GAS      EQUIVALENT
PROPERTY                           (MBBLS)    (MMCF)    (MMCFE)       %        (MBBLS)   (MMCF)      (MMCFE)      %
                                  --------   --------   --------   --------   --------   --------   --------   --------
NORTH LOUISIANA:
   Ada field ..................          1        468        474        7.9       --           23         23        2.2
   Sailes field ...............          4      3,399      3,423       57.2          1        592        598       58.1
   Sibley field ...............         11        839        905       15.1       --           81         81        7.9
   West Bryceland field .......       --           46         46        0.8       --           10         10        1.0
SOUTH LOUISIANA:
   Orange Grove/Humphreys field          2        140        152        2.5          1         68         74        7.2
   Ouiski Bayou field .........         60        559        919       15.3          7         74        116       11.3
OTHER:
   As a group .................       --           70         70        1.2          2        115        127       12.3
                                  --------   --------   --------   --------   --------   --------   --------   --------
     Total ....................         78      5,521      5,989      100.0         11        963      1,029      100.0
                                  ========   ========   ========   ========   ========   ========   ========   ========

         ADDITIONAL INFORMATION REGARDING THESE FIELDS IS SET FORTH BELOW. UNLESS OTHERWISE NOTED, ACREAGE AND WELL INFORMATION IS PROVIDED AS OF DECEMBER 31, 1997, AND RESERVE INFORMATION IS PROVIDED AS OF JANUARY 1, 1998:

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

         WEST BRYCELAND FIELD. The West Bryceland field is located in Bienville Parish, Louisiana. The Partnership has an interest in 1 gross (0.24 net) well producing from the Hosston formation at depths ranging from 6,500 to 10,500 feet. The West Bryceland field reserves are 100% proved developed.

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

PRODUCTION, PRICE AND COST DATA

         The following tables set forth the oil and gas production, average sales price (including transfers) and average production costs (lifting cost plus ad valorem and severance taxes) per equivalent unit of oil and gas produced by the Partnership for the years ended December 31, 1995, 1996 and 1997. Detailed additional information concerning the Partnership's oil and gas producing activities is contained in the Supplementary Financial Information included in Note 6 to the Partnership's Financial Statements.

                             OIL AND GAS PRODUCTION

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                        1995     1996     1997
                                                       ------   ------   ------
Crude oil, condensate and natural gas liquids (Bbls)   40,936   27,133   11,395
Natural gas (Mmcf) .................................    2,741    1,838      963


                    AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                               YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                            1995        1996        1997
                                                           ------      ------      ------
Average sales price:
   Crude oil, condensate and natural gas liquids per Bbl   $18.66      $21.74      $19.92
   Natural gas per Mcf .................................     1.77        2.27        2.18
Oil and gas revenues per Mcfe ..........................     1.91        2.40        2.25
Average production costs per Mcfe ......................      .41         .41         .56

OIL AND GAS WELLS

         As of December 31, 1997, the Partnership owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:

                                                   GROSS(1)           NET
                                                   --------         --------
Oil wells ..................................           --               --
Gas wells ..................................             20             4.88
                                                   --------         --------
 Total .....................................             20             4.88
                                                   ========         ========


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

                          GROSS               GROSS                NET                  NET
                    DEVELOPMENT WELLS   EXPLORATORY WELLS    DEVELOPMENT WELLS    EXPLORATORY WELLS
                   ------------------   ------------------   ------------------   ------------------
                   PRODUCTIVE    DRY    PRODUCTIVE    DRY    PRODUCTIVE    DRY    PRODUCTIVE    DRY
                   ----------   -----   ----------   -----   ----------   -----   ----------   -----
1995 ...........         --      --           --      --           --      --           --      --
1996 ...........         --      --           --      --           --      --           --      --
1997 ...........         --      --           --      --           --      --           --      --

MARKETING OF NATURAL GAS AND CRUDE OIL

         The Partnership does not refine or process any of the oil and natural gas it produces. The natural gas production of the Partnership is sold to various purchasers typically in the areas where the natural gas is produced. The Partnership currently is able to sell, under contracts providing for periodic price adjustments or in the spot market, all of its natural gas at current market prices. Its revenue streams are therefore sensitive to changes in current market prices. The Partnership's sales of crude oil, condensate and natural gas liquids generally are related to posted field prices.

         In addition to marketing natural gas and crude oil produced on Partnership properties, a subsidiary of Kelley Oil aggregates volumes to increase market power, provides gas transportation arrangements, provides nomination and gas control services, supervises gas gathering operations and performs revenue receipt and disbursement services as well as regulatory filing, recordkeeping, inspection, testing, monitoring functions, coordinating the connection of wells to various pipeline systems, performing gas market surveys and overseeing gas balancing with its various gas gatherers and transporters.

         The Partnership believes that its activities are not currently constrained by a lack of adequate transportation systems or system capacity and does not foresee any material disruption in available transportation for its production. However, there can be no assurance that the Partnership will not encounter constraints in the future. In that event, the Partnership would be forced to seek alternate sources of transportation and may face increased costs.

HEDGING OF NATURAL GAS

         KOGC has periodically used forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. KOGC does not engage in speculative transactions. KOGC's hedging activities also cover the oil and gas production attributable to the

Partnership, including the interest in such production of the public unitholders of the Partnership. During 1997, the Company used price and basis swap agreements. Additional information concerning Partnership hedging activities during 1997 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.

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

EMPLOYEES

         The Partnership has no employees and utilizes the management and staff of Kelley Oil. As of December 31, 1997, Kelley Oil had 57 employees. Kelley Oil's staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. See "Directors and Executive Officers of Kelley Oil Corporation." None of Kelley Oil's employees are represented by a union. Kelley Oil has never experienced an interruption in its operations from any kind of labor dispute, and its working relationships with its employees is satisfactory.

REGULATION

         The Partnership's operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases the Partnership's cost of doing business and, consequently, affects its profitability. However, the Partnership does not believe that it is affected in a significantly different manner by these regulations than are its competitors in the oil and natural gas industry. Because of the numerous and complex federal and state statutes and regulations that may affect the Partnership, directly or indirectly, the following discussion of certain statutes and regulations should not be relied upon as an exhaustive review of all matters affecting the Partnership's operations.

TRANSPORTATION AND PRODUCTION

         TRANSPORTATION AND SALE OF NATURAL GAS AND CRUDE OIL. Sales of natural gas, crude oil and condensate ("Products") can be made by the Partnership at market prices not subject at this time to price controls. The price that the Partnership receives from the sale of these Products is affected by the ability to transport and cost of transporting the Products to market. Under applicable laws, the Federal Energy Regulation Commission ("FERC") regulates both the construction of pipeline facilities and the transportation of Products in interstate commerce.

         REGULATION OF DRILLING AND PRODUCTION. Drilling and production operations of the Partnership are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations govern, among other matters, the amounts and types of substances and materials that may be released into the environment, the discharge and disposition of waste materials, the reclamation and abandonment of wells and facility sites and remediation of contaminated sites, and require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Partnership owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells.

Many states also restrict production to the market demand for oil and natural gas and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas the Partnership can produce from its wells and to limit the number of wells or the locations at which the it can drill. Moreover, each state generally imposes an ad valorem, production or severance tax with respect to the production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

ENVIRONMENTAL REGULATIONS

         GENERAL. The various federal environmental laws, including the National Environmental Policy Act; the Clean Air Act of 1990, as amended ("CAA"); Oil Pollution Act of 1990, as amended ("OPA"); Water Pollution Control Act, as amended ("FWPCA"); the Resource Conservation and Recovery Act as amended ("RCRA"); the Toxic Substances Control Act; and the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and the various state and local environmental laws, and the regulations adopted pursuant to such law, governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, continue to be taken seriously by the Partnership. In particular, the Partnership's drilling, development and production operations, its activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and its use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation, and violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases the Company's overall cost of business. The increased costs are not reasonably ascertainable. Such areas affected include unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water, capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes and capital costs to construct, maintain and upgrade equipment and facilities and plug and abandon inactive well sites and pits.

         Environmental regulations historically have been subject to frequent change by regulatory authorities, and the Partnership is unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, the Partnership does not believe that changes to these regulations will materially adversely affect the its competitive position because the Partnership's competitors are similarly affected. A discharge of hydrocarbons or hazardous substances into the environment could subject the Partnership to substantial expense, including both the cost to comply with applicable regulations pertaining to the remediation of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. The Partnership maintains insurance, which may provide protection to some extent against environmental liabilities, but the coverage of such insurance and the amount of protection afforded thereby cannot be predicted with respect to any particular possible environmental liability and may not be adequate to protect the Partnership from substantial expense.

         The OPA and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of an onshore facility, vessel, or pipeline, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters and other oil and natural gas wastes into navigable waters. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the Environmental Protection Agency ("EPA") has promulgated regulations that require many oil and natural gas production operations to obtain permits to discharge storm water runoff.

         The CAA requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, the Company believes implementation of such amendments will not have a material adverse effect on its financial condition or results of operations. RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements (and liability for failure to meet such requirements) on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, the Partnership is not required to comply with a substantial portion of RCRA's requirements because the its operations generate minimal quantities of hazardous wastes.

         CERCLA, also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the "owner" or "operator" of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Partnership may generate waste that may fall within CERCLA's definition of a "hazardous substance". As a result, the Partnership may be jointly and severally liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed. The Partnership currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil and natural gas. Although the Partnership has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Partnership on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under the Partnership's control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Partnership could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

CAUTION AS TO FORWARD-LOOKING STATEMENTS

         STATEMENTS CONTAINED IN THIS REPORT AND OTHER MATERIALS FILED OR TO BE FILED BY THE PARTNERSHIP WITH THE SECURITIES AND EXCHANGE COMMISSION (AS WELL AS INFORMATION INCLUDED IN ORAL OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY THE COMPANY OR ITS REPRESENTATIVES) THAT ARE FORWARD-LOOKING IN NATURE ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO MATTERS SUCH AS ANTICIPATED OPERATING AND FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, DEVELOPMENTS AND RESULTS OF THE PARTNERSHIP. ACTUAL PERFORMANCE, PROSPECTS, DEVELOPMENTS AND RESULTS MAY DIFFER MATERIALLY FROM ANY OR ALL ANTICIPATED RESULTS DUE TO ECONOMIC CONDITIONS AND OTHER RISKS, UNCERTAINTIES AND CIRCUMSTANCES PARTLY OR TOTALLY OUTSIDE THE CONTROL OF THE PARTNERSHIP, INCLUDING RATES OF INFLATION, NATURAL GAS PRICES, UNCERTAINTY OF RESERVE ESTIMATES, RATES AND TIMING OF FUTURE PRODUCTION OF OIL AND GAS, EXPLORATORY AND DEVELOPMENT ACTIVITIES, ACQUISITION RISKS AND ACTIVITIES, CHANGES IN THE LEVEL AND TIMING OF FUTURE COSTS AND EXPENSES RELATED TO DRILLING AND OPERATING ACTIVITIES AND THOSE RISKS DESCRIBED UNDER "RISK FACTORS" BELOW.

         WORDS SUCH AS "ANTICIPATED," "EXPECT," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE RISKS DESCRIBED IN "RISK FACTORS".

RISK FACTORS

         The Partnership cautions that the following risk factors could affect its actual results in the future, in addition to "Uncertainties in Estimating Reserves" discussed elsewhere in this Report.

         DEPLETION OF RESERVES. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The Partnership's future oil and natural gas reserves and production, and, therefore, cash flow and income, are highly dependent upon its success in efficiently producing its reserves.

          SUBSTANTIAL LEVERAGE. As of December 31, 1997, the Partnership has total indebtedness for money borrowed of approximately $3,181,000 and partners' equity of approximately $476,000. The Partnership's ability to make payments of principal, to pay interest on or to refinance its indebtedness for money borrowed depends on its future performance, which is subject not only to its own actions but also to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as to the prevailing market prices for oil, natural gas and natural gas liquids.

         VOLATILITY OF OIL, NATURAL GAS AND NATURAL GAS LIQUIDS PRICES. The Partnership's financial results are affected significantly by the prices received for its oil, natural gas and natural gas liquids production. Historically, the markets for oil, natural gas and natural gas liquids have been volatile and are expected to continue to be volatile in the future. The prices received by the Partnership for its oil, natural gas and natural gas liquids production and the levels of such production are subject to government regulation, legislation and policies. The Partnership's future financial condition and results of operations will depend, in part, upon the prices received for its oil and natural gas production, as well as the costs of developing and producing reserves.

         OPERATING HAZARDS AND UNINSURED RISKS. Oil and gas drilling activities are subject to numerous risks, many of which are uninsurable, including the risk that no commercially viable oil or natural gas production will be obtained; many of such risks are beyond the Partnership's control. The decision to develop a prospect or property will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain, and overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Technical problems encountered in actual drilling, completion and workover activities can delay such activity and add substantial costs to a project. Further, drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices and limitations in the market for products. At present, the level of drilling activity in the United States has resulted in increased demand for, and therefore increased costs associated with, drilling equipment and the services and products of other vendors to the industry. In particular, in connection with drilling activities in the marshy regions of south Louisiana, there has been an increased cost of drilling operations due to increased costs for barge rigs necessary to conduct activity in such region. Moreover, the number of drilling contractors offering barge drilling and workover services is limited.

         The availability of a ready market for the Partnership's oil and natural gas production also depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines or trucking and terminal facilities. Natural gas wells may be partially or totally shut in for lack of a market or because of inadequacy or unavailability of natural gas pipeline or gathering system capacity.

         The Partnership's oil and natural gas business also is subject to all of the operating risks associated with the drilling for and production of oil and natural gas, including, but not limited to, uncontrollable flows of oil, natural gas, brine or well fluids into the environment (including groundwater and shoreline contamination), blowouts, cratering, mechanical difficulties, fires, explosions, pollution and other risks, any of which could result in substantial losses to the Partnership. Although the Partnership maintains insurance at levels that it believes are consistent with industry practices, it is not fully insured against all risks. Losses and liabilities arising from uninsured and underinsured events could have a material adverse effect on the financial condition and operations of the Partnership.

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

                                     PART II

ITEM 5.  MARKET FOR UNITS AND RELATED UNITHOLDER MATTERS

         There is no market for the Units of the Partnership, and transfer of the Units is substantially restricted by the provisions of the Partnership Agreement. As of February 28, 1998, there were 803 holders of record of the Partnership's Units.

         The following table sets forth the cash distributions per Unit paid by the Partnership during the periods indicated.

                                                                  DISTRIBUTIONS
                                                                 ---------------
                  1995:
                  First quarter ..............................              --
                  Second quarter .............................              --
                  Third quarter ..............................   $           .02
                  Fourth quarter .............................              --

                  1996:
                  First quarter ..............................              --
                  Second quarter .............................              --
                  Third quarter ..............................              --
                  Fourth quarter .............................              --

                  1997:
                  First quarter ..............................              --
                  Second quarter .............................              --
                  Third quarter ..............................              --
                  Fourth quarter .............................              --

                  1998:
                  First quarter ..............................              --

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

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                              YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------
                                                1993        1994        1995        1996        1997
                                             --------    --------    --------    --------    --------
SUMMARY OF OPERATIONS:
  Total revenues .........................   $  2,925    $  7,171    $  5,713    $  4,991    $  2,322
  Production expenses ....................        359       1,261       1,223         816         576
  Exploration expenses ...................     14,278       2,706         148          (3)       --
  General and administrative expenses ....        146         599         474         325         476
  Interest expense .......................       --           157         672         810         376
  Depreciation, depletion and amortization      4,416       8,497       4,945       1,280         587
  Impairment of oil and gas properties ...       --         9,638      11,082        --          --
  Net income (loss) ......................    (16,274)    (15,687)    (12,831)      1,763         307
  Net income (loss) per Unit(1) ..........       (.97)       (.94)       (.77)        .11         .02
  Distributions paid per Unit(1) .........        .06         .19         .02        --          --
  Units outstanding ......................     16,033      16,033      16,033      16,033      16,033
                                                              YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------
                                               1993        1994        1995        1996        1997
                                             --------    --------    --------    --------    --------
SUMMARY BALANCE SHEET DATA:
   Working capital (deficit) .............   $ (2,260)   $ (3,962)   $ (1,857)   $  1,582    $    288
   Oil and gas properties, net ...........     25,550      21,417       6,263       3,987       3,369
   Long term debt ........................       --         6,000       6,000       5,400       3,181
   Total partners' equity (deficit) ......     23,290      11,455      (1,594)        169         476
   Total assets ..........................     28,039      21,700       6,469       5,712       3,741

         (1) Per Unit amounts are based on the Unitholders' 96.04% share of net income and loss.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1992, the Partnership issued a total of 16,033,009 units of limited and general partner interests ("Units") at $3.00 per Unit for a total of $48,099,027. The Units represent 96.04% of the total interests in the Partnership and consist of 1,647,500 Units of limited partner interests ("LP Units") and 14,385,509 Units of general partner interests ("GP Units") at December 31, 1997. In addition, the Partnership issued managing and special general partner interests on a pro rata basis for $1,983,258, representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly-owned subsidiary of Kelly Oil & Gas Corporation ("KOGC"), owns 83.72% of the Units, together with its 3.94% managing general partnership interest.

         DRILLING OPERATIONS. Since inception, the Partnership participated in drilling 39 gross (15.23 net) wells, of which 30 gross (11.07 net) wells were found productive and 9 gross (4.16 net) wells were dry.

         PROPERTY IMPAIRMENT UNDER SFAS 121. In the fourth quarter of 1995, the Partnership implemented the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for LongLived Assets to be Disposed Of" ("SFAS 121"). Under SFAS 121, certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. As a result of a decline in its proved reserves at January 1, 1996 from year-earlier levels, the Partnership performed an assessment of the carrying value of its oil and gas properties indicating an impairment should be recognized at year end. Under this analysis, the fair value of the Partnership's oil and gas properties was estimated on a depletable unit basis using escalated pricing and present value discount factors reflecting risk assessments. Based on this analysis, the Partnership recognized a noncash impairment charge of $8.7 million against the carrying value of its oil and gas properties under SFAS 121 at December 31, 1995.

         HEDGING ACTIVITIES. KOGC has periodically used forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. KOGC does not engage in speculative transactions. KOGC's hedging activities also cover the oil and gas production attributable to the Partnership, including the interest in such production of the public unitholders of the Partnership. During 1997, KOGC used price and basis swap agreements. Price swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold.

         Through natural gas price swap agreements, approximately 65% of the Partnership's natural gas production for 1997 was affected by hedging transactions at an average NYMEX quoted price of $2.35 per Mmbtu before transaction and transportation costs. As of December 31, 1997, approximately 29% of the Partnership's anticipated natural gas production for 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.30 per Mmbtu before transaction and transportation costs. Certain natural gas price swap agreements outstanding at December 31, 1997 permit the counterparty to double the contract volume at a specified price. If this feature is exercised on all contracts outstanding at December 31, 1997, approximately 40% of the Partnership's anticipated natural gas production for 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.31 per Mmbtu before transaction and transportation costs. In addition, as of December 31, 1997, the Partnership had outstanding natural gas basis swap agreements covering approximately 34% of its anticipated natural gas production for January 1998 through September 1998. Hedging activities decreased Partnership revenues by approximately $156,000 in 1997 as compared to estimated revenues had no hedging activities been conducted.

         The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Partnership has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 1997 AND 1996. Oil and gas revenues of $2,322,000 for 1997 decreased 52% compared to $4,807,000 in the corresponding period of 1996 primarily as a result of lower oil and gas production. Production of natural gas decreased 48% from 1,838,000 Mcf in 1996 to 963,000 Mcf in 1997. Production of crude oil in the current year totaled 11,395 barrels compared to 27,133 barrels last year, representing a decrease of 58%. Oil and gas production decreased due to natural depletion and a reduction in the drilling of new wells to offset that decline.

         Lease operating expenses and severance taxes were $576,000 in 1997 versus $816,000 in 1996, a decrease of 29%, reflecting lower production levels. On a unit of production basis, these expenses increased to $0.56 per Mcfe in 1997 from $0.41 per Mcfe in 1996.

         General and administrative expenses of $476,000 in 1997 increased 46% from $325,000 in 1996. On a unit of production basis, these expenses increased from $0.16 per Mcfe in 1996 to $0.46 per Mcfe in 1997.

         In 1997 and 1996, the Partnership incurred interest expense of $376,000 and $810,000, respectively, on a loan advanced to it by Kelley Oil in August 1994 to fund part of its drilling expenses in excess of contributed capital. The reduction reflects the lower average note payable balance outstanding in 1997 as compared to 1996. See "Liquidity and Capital Resources" below.

         DD&A expense decreased 54% from $1,280,000 in 1996 to $587,000 in 1997 due to lower production levels and lower depletion rates. On a unit of production basis, DD&A expense decreased to $0.57 per Mcfe in 1997 from $0.64 per Mcfe in 1996.

         The Partnership recognized net income in 1997 of $307,000 or $0.02 per Unit compared to net income in 1996 of $1,763,000 or $0.11 per Unit. The reasons for the variance between 1997 and 1996 are described in the foregoing discussion.

         YEARS ENDED DECEMBER 31, 1996 AND 1995. Oil and gas revenues of $4,807,000 in 1996 decreased 16% compared to $5,708,000 in 1995. Production of natural gas decreased 33% to 1,838,000 Mcf in 1996 from 2,741,000 Mcf in 1995, while the average price of natural gas increased 28% to $2.27 per Mcf in 1996 from $1.77 per Mcf in 1995. Production of crude oil in 1996 totaled 27,133 barrels, with an average sales price of $21.74 per barrel, compared to 40,936 barrels at $18.66 per barrel in 1995 the prior year, representing a volume decrease of 34% and a price increase of 17%. The decrease in oil and gas production and revenues in 1996 reflects remedial requirements for several wells, normal depletion of other wells and the sale of 50% of the Partnership's interest in four wells, effective December 1, 1996.

         Lease operating expenses and severance taxes were $816,000 in 1996 and $1,223,000 in 1995, a decrease of 33%, reflecting lower production levels and reduced workover costs. On a unit of production basis, these expenses remained constant at $0.41 per Mcfe in 1996 and 1995.

         General and administrative expenses of $325,000 in 1996 decreased 31% from $474,000 in 1995, reflecting a reduction in the Partnership's share of administration costs associated with development operations of Kelley. On a unit of production basis, these expenses remained constant at $0.16 per Mcfe in 1996 and 1995.

         In 1995 and 1996, the Partnership incurred interest expenses of $672,000 and $810,000, respectively, on a loan advanced in August 1994 to fund part of its drilling expenses in excess of contributed capital. See "Liquidity and Capital Resources" below.

         Depreciation, depletion and amortization ("DD&A") decreased 74% from $4,945,000 in 1995 to $1,280,000 in 1996 due to lower production levels and lower depletion rates following noncash impairment charges aggregating $8,747,000 recognized in the fourth quarter of 1995 against the carrying value of the Partnership's oil and gas properties under SFAS 121. See "General-Property Impairment under SFAS 121" above. On a unit of production basis, DD&A decreased to $0.64 per Mcfe in 1996 from $1.66 per Mcfe in 1995.

         The Partnership realized net income in 1996 of $1,763,000 or $0.11 per Unit compared to a net loss of $12,831,000 or $0.77 per Unit in 1995, reflecting the foregoing developments.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Net cash provided by the Partnership's operating activities during 1997, as reflected on its statement of cash flows, totaled $2,166,000. During the period, funds used in financing activities included a reduction in the loan principal of $2,219,000. As a result of these activities, the Partnership's cash and cash equivalents were reduced to zero at December 31, 1997 from $22,000 at December 31, 1996.

         CAPITAL RESOURCES. The partners' equity at December 31, 1997 increased to $476,000 as compared to $169,000 at December 31, 1996. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs. As of December 31, 1997, the Partnership was fully capitalized with contributions aggregating $50,082,285.

         In August 1994, one of the credit facilities maintained by Kelley Oil was modified to add the Partnership as a borrower, and $6 million was advanced to the Partnership to fund part of its drilling overexpenditures. The Partnership's bank debt was subsequently replaced by a $6 million loan from Kelley Oil (the "Initial Loan") funded with borrowings by Kelley Oil under a credit facility. Interest has been paid by the Partnership based on KOGC's borrowing cost resulting in an effective rate of 11.2%, 13.5% and 103/8% for 1995, 1996 and 1997, respectively. On December 31, 1996 the interest rate for the Initial Loan was reduced to 103/8% following the repayment of KOGC's 13 1/2% Senior Notes, which were replaced by 103/8% Senior Subordinated Notes during the fourth quarter.

         In December 1996, KOGC entered into a new revolving credit facility with a group of banks, as amended December 1, 1997 (the "Credit Facility"). The agreement for the Credit Facility provides for a maximum $140 million ($125 million prior to amendment) revolving credit loan, which requires the payment of interest only until December 2000, when all borrowings will be repayable. The Partnership and Joint Venture are guarantors under the Credit Facility. The Credit Facility is secured by all the oil and gas properties and other assets of KOGC and its subsidiaries, including the Partnership and the Joint Venture. The agreement covering the Credit Facility provides various financial covenants as well as restrictions on additional debt, mergers and asset sales, but limits the lenders' recourse upon any default to Partnership and Joint Venture assets attributable to Kelley Oil's interests in the Partnership. At December 31, 1997 the borrowing base was $138 million.

         DISTRIBUTION POLICY. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. The Partnership's operating cash flows in 1996 were applied to pay interest on the Initial Loan and to reduce unfunded payables for third party drilling overexpenditures. At December 31, 1997, $3,181,000 of the $6,000,000 Initial Loan remained outstanding. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the outstanding balance of the Initial Loan in 1998.

         The Partnership does not anticipate that it will incur any significant expenditures to address Year 2000 issues, nor do Year 2000 issues represent a known material event or uncertainty to it. To the extent that the Partnership may be adversely affected by the Year 2000 issues of its suppliers, customers and other entities generally, it does not believe that it will be more adversely affected than other companies in its industry with similar operations.

         INFLATION AND CHANGING PRICES. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation. The following table shows the changes in the average oil and gas prices received by Partnership during the periods indicated.

                                               AVERAGE           AVERAGE
                                              OIL PRICE         GAS PRICE
                                               ($/BBL)           ($/MCF)
                                              ---------         ---------
YEAR ENDED:
    December 31, 1995 .................       $   18.66         $    1.77
    December 31, 1996 .................           21.74              2.27
    December 31, 1997 .................           19.92              2.18

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM:                                                           PAGE
                                                                                                             ----
Independent Auditors' Report...............................................................................   16
Balance Sheets - December 31, 1996 and 1997................................................................   17
Statements of Operations - For the years ended December 31, 1995, 1996 and 1997............................   18
Statements of Cash Flows - For the years ended December 31, 1995, 1996 and 1997............................   19
Statements of Changes in Partners' Equity (Deficit) - For the years ended
    December 31, 1995, 1996 and 1997.......................................................................   20
Notes to Financial Statements..............................................................................   21

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Kelley Partners 1992 Development Drilling Program

         We have audited the accompanying balance sheets of Kelley Partners 1992 Development Drilling Program (a Texas limited partnership) as of December 31, 1996 and 1997, and the related statements of operations, cash flows, and changes in partners' equity (deficit) for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Kelley Partners 1992 Development Drilling Program as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the financial statements, in 1995 the Partnership changed its method of accounting for the impairment of long-lived assets to conform with Statement of Financial Accounting Standards No. 121.

DELOITTE & TOUCHE LLP

Houston, Texas
March 6, 1998

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                    DECEMBER 31,
                                                                 --------------------
                                                                   1996        1997
                                                                 --------    --------
ASSETS:
   Cash and cash equivalents .................................   $     22    $   --
   Accounts receivable - trade ...............................        126          30
   Accounts receivable - affiliates ..........................      1,577         342
                                                                 --------    --------
     Total current assets ....................................      1,725         372
                                                                 --------    --------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization ......................     44,333      44,302
     Less:  Accumulated depreciation, depletion & amortization    (40,346)    (40,933)
                                                                 --------    --------
     Total oil and gas properties ............................      3,987       3,369
                                                                 --------    --------
   Total assets ..............................................   $  5,712    $  3,741
                                                                 ========    ========

LIABILITIES:
   Accounts payable and accrued expenses .....................   $    143    $     84
                                                                 --------    --------
     Total current liabilities ...............................        143          84
                                                                 --------    --------
   Long term note payable - affiliate ........................      5,400       3,181
                                                                 --------    --------
     Total liabilities .......................................      5,543       3,265
                                                                 --------    --------

PARTNERS' EQUITY:
   LP Unitholders' equity (deficit) ..........................         (9)         21
   GP Unitholders' equity ....................................        171         436
   Managing and Special General Partners' equity .............          7          19
                                                                 --------    --------
     Total partners' equity ..................................        169         476
                                                                 --------    --------
   Total liabilities and partners' equity ....................   $  5,712    $  3,741
                                                                 ========    ========

See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                1995        1996        1997
                                              --------    --------    --------
REVENUES:
   Oil and gas sales ......................   $  5,708    $  4,807    $  2,322
   Interest and other income ..............          5         184        --
                                              --------    --------    --------
     Total revenues .......................      5,713       4,991       2,322
                                              --------    --------    --------
COSTS AND EXPENSES:
   Lease operating expenses ...............        889         624         474
   Severance taxes ........................        334         192         102
   Exploration expenses ...................        148          (3)       --
   General and administrative expenses ....        474         325         476
   Interest expense .......................        672         810         376
   Depreciation, depletion and amortization      4,945       1,280         587
   Impairment of oil and gas properties ...     11,082        --          --
                                              --------    --------    --------
     Total expenses .......................     18,544       3,228       2,015
                                              --------    --------    --------
NET INCOME (LOSS) .........................   $(12,831)   $  1,763    $    307
                                              ========    ========    ========
NET INCOME (LOSS) ALLOCABLE TO LP
   AND GP UNITHOLDERS .....................   $(12,323)   $  1,694    $    295
                                              ========    ========    ========

NET INCOME (LOSS) ALLOCABLE TO MANAGING AND
   SPECIAL GENERAL PARTNERS ...............   $   (508)   $     69    $     12
                                              ========    ========    ========

NET INCOME (LOSS) PER LP AND GP UNIT ......   $   (.77)   $    .11    $    .02
                                              ========    ========    ========

Average LP and GP Units outstanding .......     16,033      16,033      16,033
                                              ========    ========    ========

See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                           1995        1996        1997
                                                         --------    --------    --------
OPERATING ACTIVITIES:
Net income (loss) ....................................   $(12,831)   $  1,763    $    307
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation, depletion and amortization ..........      4,945       1,280         587
   Impairment of oil and gas properties ..............     11,082        --          --
   Exploration expenses ..............................        148          (3)       --
   Gain on sale of oil and gas properties ............       --          (182)       --
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable ......        261        (734)      1,331
     Decrease (increase) in other assets .............         (8)         21        --
     Decrease in accounts payable and accrued expenses     (2,376)     (2,718)        (59)
                                                         --------    --------    --------
Net cash provided by (used in) operating activities ..      1,221        (573)      2,166
                                                         --------    --------    --------
INVESTING ACTIVITIES:
Capital expenditures .................................     (1,544)       (239)        (41)
Proceeds from sale of assets .........................        523       1,420          72
                                                         --------    --------    --------
Net cash provided by (used in) investing activities ..     (1,021)      1,181          31
                                                         --------    --------    --------
FINANCING ACTIVITIES:
Capital contributed by partners ......................        115        --          --
Payments on long-term borrowings .....................       --          (600)     (2,219)
Distributions to partners ............................       (333)       --          --
                                                         --------    --------    --------
Net cash used in financing activities ................       (218)       (600)     (2,219)
                                                         --------    --------    --------
Increase (decrease) in cash and cash equivalents .....        (18)          8         (22)

Cash and cash equivalents, beginning of period .......         32          14          22
                                                         --------    --------    --------
Cash and cash equivalents, end of period .............   $     14    $     22    $   --
                                                         ========    ========    ========

See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                                                      MANAGING
                                                                                         AND
                                                                                       SPECIAL
                                                          LP              GP           GENERAL
                                                      UNITHOLDERS     UNITHOLDERS      PARTNERS          TOTAL
                                                      ------------    ------------    ------------    ------------
Partners' equity at January 1, 1995 ...............   $      1,112    $      9,884    $        459    $     11,455
                                                      ------------    ------------    ------------    ------------
Capital contributed ...............................           --               115            --               115
Distributions .....................................            (33)           (287)            (13)           (333)
Net loss ..........................................         (1,262)        (11,061)           (508)        (12,831)
                                                      ------------    ------------    ------------    ------------
  Partners' deficit at December 31, 1995 ..........           (183)         (1,349)            (62)         (1,594)
                                                      ------------    ------------    ------------    ------------

Net income ........................................            174           1,520              69           1,763
                                                      ------------    ------------    ------------    ------------
  Partners' equity (deficit) at December 31, 1996 .             (9)            171               7             169
                                                      ------------    ------------    ------------    ------------

Net income ........................................             30             265              12             307
                                                      ------------    ------------    ------------    ------------
  Partners' equity at December 31, 1997 ...........   $         21    $        436    $         19    $        476
                                                      ============    ============    ============    ============

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

         The general partners own in the aggregate a 3.96% general partner interest in the Partnership. In addition, as of December 31, 1997, Kelley Oil owned 13,422,310 (83.72%) Units. The Partnership has no officers, directors or employees. The officers and employees of Kelley Oil perform the management and administrative functions of the Partnership. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs allocable to the Partnership, principally comprised of general and administrative expenses.

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

         OIL AND GAS REVENUES. The Partnership recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Partnership's production entitlement.

          NET INCOME OR LOSS PER UNIT. Net income or loss per Unit is computed based on the weighted average number of Units outstanding during the period divided into the net income or loss allocable to the Unitholders.

         FINANCIAL INSTRUMENTS. The Partnership's financial instruments consist of cash and cash equivalents, receivables, payables and debt. As of December 31, 1997, the estimated fair value of the Partnership's debt approximated its carrying value. The estimated fair values at December 31, 1997 were determined using the borrowing rates available for debt with similar terms and maturities.

         DERIVATIVE FINANCIAL INSTRUMENTS. From time to time, the Partnership has entered into transactions in derivative financial instruments covering future natural gas production principally as a hedge against natural gas price declines. See Note 5 - "Hedging Activities" for a discussion of the Partnership's accounting policies related to hedging activities.

         COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997. Based upon the provisions of SFAS 130, it is anticipated that the Partnership will not have a significant change in its reporting requirements.

          CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS. Substantially all of the Partnership's receivables are due from the marketing subsidiary of Kelley Oil, which purchases approximately 80% of the Partnership's natural gas for resale to a limited number of natural gas transmission companies and other gas purchasers. To date, this concentration has not had a material adverse effect on the financial condition of the Partnership.

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

         CHANGES IN PRESENTATION. Certain financial statement items in 1995 and 1996 have been reclassified to conform to the 1997 presentation.

NOTE 2 - LONG-TERM DEBT

         In August 1994, one of the credit facilities maintained by Kelley Oil was modified to add the Partnership as a borrower, and $6 million was advanced to the Partnership to fund part of its drilling overexpenditures. The Partnership's bank debt was subsequently replaced by a $6 million loan from Kelley Oil (the "Initial Loan") funded with borrowings by Kelley Oil under a credit facility. Interest has been paid by the Partnership based on Kelley's borrowing cost resulting in an effective rate of 11.2%, 13.5% and 103/8 % for 1995, 1996 and 1997, respectively. On December 31, 1996, the interest rate for the Initial Loan was reduced to 103/8% following the repayment of KOGC's 13 1/2% Senior Notes, which were replaced by 103/8% Senior Subordinated Notes during the fourth quarter.

         The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. The Partnership's operating cash flows in 1996 were applied to pay interest on the Initial Loan and to reduce unfunded payables for third party drilling overexpenditures. At December 31, 1997, $3,181,000 of the $6,000,000 Initial Loan remained outstanding. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the outstanding balance of the Initial Loan in 1998.

         In December 1996, KOGC entered into a new revolving credit facility with a group of banks, as amended December 1, 1997 (the "Credit Facility"). The agreement for the Credit Facility provides for a maximum $140 million ($125 million prior to amendment) revolving credit loan, which requires the payment of interest only until December 2000, when all borrowings will be repayable. The Partnership and Joint Venture are guarantors under the Credit Facility. The Credit Facility is secured by all the oil and gas properties and other assets of KOGC and its subsidiaries, including the Partnership and the Joint Venture. The agreement covering the Credit Facility provides various financial covenants as well as restrictions on additional debt, mergers and asset sales, but limits the lenders' recourse upon any default to Partnership and Joint Venture assets attributable to Kelley Oil's interests in the Partnership. At December 31, 1997 the borrowing base was $138 million.

NOTE 3 - CASH DISTRIBUTIONS

         The following table sets forth, for the periods indicated, the distributions per Unit. Cash distributions were paid in the quarter indicated and were based upon net available cash generated from operations in the preceding quarter.

                                             1995          1996           1997
                                           --------      --------      ---------
First quarter .......................      $   --        $   --        $    --
Second quarter ......................          --            --             --
Third quarter .......................           .02          --             --
Fourth quarter ......................          --            --             --
                                           --------      --------      ---------
   Totals ...........................      $    .02      $   --        $    --
                                           ========      ========      =========


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

         Kelley Oil is reimbursed by the Partnership for costs directly associated with acquisition, exploration and development activities. For the years ended December 31, 1995, 1996 and 1997, these costs aggregated $220,000, $1,000, and zero, respectively. The Partnership capitalized $77,000, $1,000 and zero of allocated direct costs to oil and gas properties for the years ended December 31, 1995, 1996 and 1997, respectively.

         Overhead allocated to the Partnership by Kelley Oil for the years ended December 31, 1995, 1996 and 1997 related to general and administrative expenses aggregated $391,000, $227,000 and $476,000, respectively.

         Substantially all gas sales of KOGC and its subsidiaries, including the Partnership (collectively, "Kelley"), are made to an affiliated company, Concorde Gas Marketing, Inc., a wholly owned subsidiary of Kelley Oil ("CGM"), which remarkets gas to third parties. For 1995, 1996 and 1997, the fee was 2% of the resale price for marketed natural gas.

NOTE 5 - HEDGING ACTIVITIES

         KOGC has periodically used forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. KOGC does not engage in speculative transactions. KOGC's hedging activities also cover the oil and gas production attributable to the Partnership, including the interest in such production of the public unitholders of the Partnership. During 1997, the KOGC used price and basis swap agreements. Price swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold.

         Through natural gas price swap agreements, approximately 65% of the Partnership's natural gas production for 1997 was affected by its hedging transactions at an average NYMEX quoted price of $2.35 per Mmbtu before transaction and transportation costs. As of December 31, 1997, approximately 29% of the Partnership's anticipated natural gas production for 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.30 per Mmbtu before transaction and transportation costs. Certain natural gas price swap agreements outstanding at December 31, 1997 permit the counterparty to double the contract volume at a specified price. If this feature is exercised on all contracts outstanding at December 31, 1997, approximately 40% of the Partnership's anticipated natural gas production for 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.31 per Mmbtu before transaction and transportation costs. In addition, as of December 31, 1997, the Partnership had outstanding natural gas basis swap agreements covering approximately 34% of its anticipated natural gas production for January 1998 through September 1998. Hedging activities decreased Partnership revenues by approximately $156,000 in 1997 as compared to estimated revenues had no hedging activities been conducted.

         The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Partnership has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

NOTE 6 - SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION,
            DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

         This section provides information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities."

         CAPITALIZED COSTS. Capitalized costs and accumulated depreciation, depletion and amortization relating to oil and gas producing activities, all of which are conducted within the continental United States, are summarized below.

                                 (IN THOUSANDS)

                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1995        1996        1997
                                                       --------    --------    --------
Unevaluated properties .............................   $   --      $   --      $   --
Evaluated properties subject to amortization .......     45,230      44,333      44,302
                                                       --------    --------    --------
   Total properties subject to amortization ........     45,230      44,333      44,302
Accumulated depreciation, depletion and amortization    (38,967)    (40,346)    (40,933)
                                                       --------    --------    --------
   Net capitalized costs ...........................   $  6,263    $  3,987    $  3,369
                                                       ========    ========    ========

         COSTS INCURRED. All costs were incurred in oil and gas property development activities (as defined in the Partnership Agreement) and aggregated $1,544,000, $239,000 and $41,000 in 1995, 1996 and 1997, respectively.

         RESERVES. The following table summarizes the Partnership's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the years ended December 31, 1995, 1996 and 1997 are summarized below. Reserves estimates contained below were prepared by H.J. Gruy & Associates, Inc. ("Gruy"), independent petroleum engineers. See "Estimated Proved Reserves-Uncertainties in Estimating Reserves" under Items 1 and 2 of this Form 10-K.

                                                   CRUDE OIL, CONDENSATE
                                                  AND NATURAL GAS LIQUIDS                         NATURAL GAS
                                                           (MBBLS)                                   (MMCF)
                                             -----------------------------------    -----------------------------------
                                               1995         1996         1997         1995         1996         1997
                                             ---------    ---------    ---------    ---------    ---------    ---------
Proved developed and undeveloped reserves:
   Beginning of year .....................         290          201          102       14,827       10,220        7,537
   Revisions of previous estimates .......         (48)          (4)         (13)      (1,317)        (289)      (1,053)
   Extensions and discoveries ............        --           --           --           --            251         --
   Sale of oil and gas properties ........        --            (68)        --           (549)        (807)        --
   Production ............................         (41)         (27)         (11)      (2,741)      (1,838)        (963)
                                             ---------    ---------    ---------    ---------    ---------    ---------
     End of year .........................         201          102           78       10,220        7,537        5,521
                                             =========    =========    =========    =========    =========    =========
Proved developed reserves
   at end of year ........................         201          102           78       10,220        7,537        5,521
                                             =========    =========    =========    =========    =========    =========

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

                                                  (IN THOUSANDS)

                                                                      AS OF DECEMBER 31,
                                                             --------------------------------
                                                               1995        1996        1997
                                                             --------    --------    --------
Future cash inflows ......................................   $ 25,546    $ 29,709    $ 15,157
Future production costs ..................................     (5,502)     (3,141)     (3,750)
Future development costs .................................        (60)        (77)       (254)
                                                             --------    --------    --------
  Future net cash flows ..................................     19,984      26,491      11,153
10% annual discount for estimating timing of cash flows ..     (7,090)    (10,771)     (4,535)
                                                             --------    --------    --------
  Standardized measure of discounted future net cash flows   $ 12,894    $ 15,720    $  6,618
                                                             ========    ========    ========

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

         The standardized measure of discounted future net cash flows as of December 31, 1995, 1996 and 1997 was calculated using prices in effect as of those dates, which averaged $19.73, $25.36 and $17.01, respectively, per barrel of oil and $2.11, $3.72 and $2.49, respectively, per Mcf of natural gas.

         CHANGES IN STANDARDIZED MEASURE. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.

                                 (IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1995        1996        1997
                                                                --------    --------    --------
Changes due to current year operations:
   Sales of oil and gas, net of production costs ............   $ (4,485)   $ (3,991)   $ (1,746)
   Sales of reserves in place ...............................       (339)     (1,321)       --
   Extensions and discoveries, net of future production costs       --           310        --
   Development costs incurred during the year ...............        493         242          24
Changes due to revisions in standardized variables:
   Prices and production costs ..............................      2,703       7,765      (6,699)
   Revisions of previous quantity estimates .................         31        (739)     (1,279)
   Estimated future development costs .......................     (1,202)       (230)       (133)
   Accretion of discount ....................................      1,544       1,289       1,572
   Production rates (timing) and other ......................     (1,288)       (499)       (841)
                                                                --------    --------    --------
     Net increase (decrease) ................................     (2,543)      2,826      (9,102)

Beginning of year ...........................................     15,437      12,894      15,720
                                                                --------    --------    --------
End of year .................................................   $ 12,894    $ 15,720    $  6,618
                                                                ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF KELLEY OIL CORPORATION

GENERAL

         The Partnership has no directors, officers or employees. Directors and officers of Kelley Oil perform all management functions for the Partnership. Kelley Oil had 57 employees as of December 31, 1997, and its staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance, accounting, and administration.

BACKGROUND OF KELLEY OIL

         Kelley Oil is a oil and gas operating company formed in April 1983. Since January 1986, Kelley Oil has been engaged in the management of the DDPs. Since the Consolidation in February 1995, Kelley Oil has been a wholly-owned subsidiary of KOGC.

EXECUTIVE OFFICERS OF KELLEY OIL

         Set forth below are the names, ages and positions of the current executive officers and directors of Kelley Oil. All directors are elected for a term of one year and serve until their successors are duly elected and qualified. All executive officers hold office until their successors are duly appointed and qualified.

                                                                                                          OFFICER
                                                                                                            OR
                                                                                                        DIRECTOR OF
                                                                                                        THE COMPANY
NAME                            AGE     POSITION                                                           SINCE
John F. Bookout................. 75     President, Chief Executive Officer and  a director                 1996
David C. Baggett................ 36     Senior Vice President and Chief Financial Officer and a director   1997
Dallas D. Laumbach.............. 61     Senior Vice President-Exploration and Production and a director    1996
Thomas E. Baker................. 67     General Counsel and Corporate Secretary                            1996

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

ITEM 11.  EXECUTIVE COMPENSATION

         Not applicable.  See "Certain Relationships and Related Transactions."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS

         The following table sets forth information as of December 31, 1997 with respect to the only Unitholder known by the Partnership to own beneficially more than five percent of the Partnership's Units.

                                     AMOUNT & NATURE
NAME AND ADDRESS OF                   OF BENEFICIAL          PERCENT
BENEFICIAL OWNER                        OWNERSHIP           OF CLASS

Kelley Oil Corporation                 13,422,310            83.72%
601 Jefferson, Suite 1100                Direct
Houston, Texas  77002

MANAGEMENT

         The following table sets forth information as of December 31, 1997 with respect to Units beneficially owned, directly or indirectly, by each of the directors of Kelley Oil and by all officers and directors of Kelley Oil as a group.

                                  AMOUNT & NATURE
NAME AND ADDRESS OF                OF BENEFICIAL             PERCENT
BENEFICIAL OWNER                   OWNERSHIP(1)             OF CLASS

John F. Bookout                            --                     --
Dallas D. Laumbach                         --                     --
David C. Baggett                           --                     --
All directors and officers
   as a group (8 persons)               None                  None


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

         Kelley Oil is reimbursed for its direct costs and an allocable portion of its general and administrative expenses incurred as Managing General Partner. See Note 4 of the Notes to Financial Statements.

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

     (a) FINANCIAL STATEMENTS AND SCHEDULES:

         (1) FINANCIAL STATEMENTS: The financial statements required to be filed are included under Item 8 of this Report.

         (2) SCHEDULES: Schedules for which provision is made in applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3)  EXHIBITS:

         EXHIBIT
         NUMBER:      EXHIBIT

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

     (b) REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 1998.

                                         KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

                                         By: KELLEY OIL CORPORATION, Managing General Partner

By:      /S/ JOHN F. BOOKOUT            By:     /S/ DAVID C. BAGGETT            By:   /S/ KENNETH R. BICKETT
           John F. Bookout                        David C. Baggett                      Kenneth R. Bickett
       Chief Executive Officer                  Senior Vice President                       Controller
                                             and Chief Financial Officer            (Chief Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 30th day of March, 1998 by the following persons in their capacity as directors of the Registrant's managing general partner.



             /S/ JOHN F. BOOKOUT                /S/ DALLAS D. LAUMBACH
               John F. Bookout                      Dallas D. Laumbach


            /S/ DAVID C. BAGGETT
              David C. Baggett