Form 10-Q
period 1998-03-31
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 1998-05-14
CIK 891011

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


FOR THE QUARTER ENDED MARCH 31, 1998              COMMISSION FILE NO. 0-20998



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

================================================================================

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                        PAGE
                                                                                                      ----

      Balance Sheets as of December 31, 1997 and March 31, 1998 (unaudited) . . . . . . . . . . . .     2

      Statements of Income for the three months ended March 31, 1997 and 1998 (unaudited) . . . . .     3

      Statements of Cash Flows for the three months ended March 31, 1997 and 1998 (unaudited) . . .     4

      Notes to Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .     5

      Management's Discussion and Analysis of Financial Condition and Results of Operations . . . .     6

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                   DECEMBER 31,      MARCH 31,
                                                                                       1997            1998
                                                                                     ---------       --------
                                                                                                     (UNAUDITED)
ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     --         $     --
  Accounts receivable - trade   . . . . . . . . . . . . . . . . . . . . . . . . . .        30                8
  Accounts receivable - affiliates  . . . . . . . . . . . . . . . . . . . . . . . .       342              300
                                                                                     --------         --------
  Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       372              308
                                                                                     --------         --------

  Oil and gas properties, successful efforts method:
    Properties subject to amortization  . . . . . . . . . . . . . . . . . . . . . .    44,302           44,302
    Less:  Accumulated depreciation, depletion & amortization   . . . . . . . . . .   (40,933)         (41,044)
                                                                                     ---------       ---------
  Total oil and gas properties  . . . . . . . . . . . . . . . . . . . . . . . . . .     3,369            3,258
                                                                                     --------         --------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,741         $  3,566
                                                                                     ========         ========

LIABILITIES:
  Accounts payable and accrued expenses   . . . . . . . . . . . . . . . . . . . . .  $     84        $      56

                                                                                     --------         --------
   Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .        84               56
                                                                                     --------         --------
  Long term note payable - affiliate  . . . . . . . . . . . . . . . . . . . . . . .     3,181            2,924
                                                                                     --------         --------
  Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,265            2,980
                                                                                     --------         --------

PARTNERS' EQUITY:
  LP Unitholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21               32
  GP Unitholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       436              531
  Managing and special general partners' equity   . . . . . . . . . . . . . . . . .        19               23
                                                                                      -------         --------
  Total partners' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       476              586
                                                                                      -------         --------
    Total liabilities and partners' equity  . . . . . . . . . . . . . . . . . . . .  $  3,741         $  3,566
                                                                                     ========         ========


See Notes to Financial Statements.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     --------------------------
                                                                                       1997             1998
                                                                                     ---------        ---------
REVENUES:
  Oil and gas sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    806         $    425
                                                                                     --------         --------
  Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       806              425
                                                                                     --------         --------

COSTS AND EXPENSES:
  Lease operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       158               65
  Severance taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        28               24
  General and administrative expenses   . . . . . . . . . . . . . . . . . . . . . .       119               36
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       140               79
  Depreciation, depletion and amortization  . . . . . . . . . . . . . . . . . . . .       170              111
                                                                                     --------         --------
  Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       615              315
                                                                                     --------         --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    191         $    110
                                                                                     ========         ========

Net income allocable to LP and GP Unitholders . . . . . . . . . . . . . . . . . . .  $    183         $    106
                                                                                     ========         ========

Net income allocable to managing and
  special general partners  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      8         $      4
                                                                                     ========         ========

Net income per LP and GP Unit . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    .01         $    .01
                                                                                     ========         ========

Average LP and GP Units outstanding . . . . . . . . . . . . . . . . . . . . . . . .    16,033           16,033
                                                                                     ========         ========


See Notes to Financial Statements.

              KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     --------------------------
                                                                                       1997             1998
                                                                                     ---------        ---------
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    191         $    110
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation, depletion and amortization . . . . . . . . . . . . . . . . . . .       170              111
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable . . . . . . . . . . . . . . . . . .      (372)              64
     Decrease in accounts payable and accrued expenses  . . . . . . . . . . . . . .        (3)             (28)
                                                                                     ---------        --------
  Net cash provided by (used in) operating activities   . . . . . . . . . . . . . .       (14)             257
                                                                                     --------         --------

INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (8)              --
                                                                                     ---------        ---------
  Net cash used in investing activities   . . . . . . . . . . . . . . . . . . . . .        (8)              --
                                                                                     ---------        ---------

FINANCING ACTIVITIES:
  Principal payments on long-term borrowings  . . . . . . . . . . . . . . . . . . .         --            (257)
                                                                                     ---------        ---------
  Net cash used in financing activities   . . . . . . . . . . . . . . . . . . . . .         --            (257)
                                                                                     ---------        ---------
Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . . .        (22)             --
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . . .         22              --
                                                                                     ---------        ---------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . . .  $      --        $     --
                                                                                     =========        =========


See Notes to Financial Statements.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim financial statements of Kelley Partners 1992 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 1998 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form 10-K.

         Changes in Presentation. Certain 1997 financial statement items have been reclassified to conform to the 1998 presentation.

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of March 31, 1998, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1992, Kelley Partners 1992 Development Drilling Program (the "Partnership") issued units of limited and general partner interests ("Units"). The Units represent 96.04% of the total interests in the Partnership. In addition, the Partnership issued managing and special general partner interests representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Kelley Oil & Gas Corporation ("KOGC"), owns 83.72% of the Units, together with its 3.94% managing general partnership interest.

RECENT DEVELOPMENTS

         Drilling Operations. Since inception, the Partnership participated in drilling 39 gross (15.23 net) wells, of which 30 gross (11.07 net) wells were found productive and 9 gross (4.16 net) wells were dry.

         Hedging Activities. KOGC has periodically used forward sales contracts, natural gas swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. KOGC's hedging activities also cover the gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. KOGC has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

           Through natural gas price swap agreements, approximately 29% of the Partnership's natural gas production for the first quarter of 1998 was affected by hedging transactions at an average NYMEX quoted price of $2.38 per Mmbtu before transaction and transportation costs. Hedging activities increased Partnership revenues by approximately $11,000 in the first quarter of 1998 as compared to estimated revenues had no hedging activities been conducted. As of March 31, 1998, approximately 31% of the Partnership's anticipated natural gas production for the remainder of 1998 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.27 per Mmbtu before transaction and transportation costs. Certain natural gas price swap agreements outstanding at March 31, 1998 grant the counterparty the option to double the contract volume at a specified price. If this option is exercised on all contracts outstanding at March 31, 1998, approximately 47% of the Partnership's anticipated natural gas production for April 1998 through December 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.29 per Mmbtu before transaction and transportation costs. In addition, as of March 31, 1998, outstanding natural gas basis swap agreements hedged approximately 51% of the Partnership's anticipated natural gas production for April 1998 through September 1998.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1998 and 1997. Oil and gas revenues of $425,000 for the first quarter of 1998 decreased 47% compared to $806,000 in the corresponding quarter of 1997 as a result of lower production and prices. Production of natural gas decreased 43% from 325,000 Mcf in the first quarter of 1997 to 184,000 Mcf in the current quarter, while the average price of natural gas decreased 5% from $2.25 per Mcf in the first quarter of 1997 to $2.13 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 2,159 barrels, with an average sales price of $15.61 per barrel compared to 3,622 barrels at $21.25 per barrel in the same quarter last year, representing a volume decrease of 40% and a price decrease of 27%. Oil and gas production decreased due to natural depletion.

         Lease operating expenses and severance taxes were $89,000 in the current quarter versus $186,000 in the first quarter of 1997, a decrease of 52%. The decrease was due primarily to lower first quarter 1998 lifting costs. On a unit of production basis, these expenses decreased to $0.45 per Mcfe in the first quarter of 1998 from $0.53 per Mcfe in the same quarter of 1997.

         General and administrative expenses ("G&A") of $36,000 in the current quarter decreased 70% from $119,000 in the first quarter of 1997. Lower first quarter 1998 Partnership production activity caused the decline in G&A charged by Kelley Oil to the Partnership. On a unit of production basis, these expenses decreased from $0.34 per Mcfe in the first quarter of 1997 to $0.18 per Mcfe in the current quarter.

         In the first quarters of 1998 and 1997, the Partnership incurred interest expense of $79,000 and $140,000, respectively, on a loan advanced to it by Kelley Oil in August 1994 ("Initial Loan") to fund part of its drilling expenditures in excess of contributed capital. The reduction reflects the lower average note payable balance outstanding in the first quarter of 1998 as compared to the same period in 1997. See "Liquidity and Capital Resources" below.

         Depreciation, depletion and amortization ("DD&A") expense decreased 35% from $170,000 in the first quarter of 1997 to $111,000 in the current quarter due to lower production levels partially offset by higher depletion rates. On a unit of production basis, DD&A expense increased to $0.56 per Mcfe in the first quarter of 1998 from $0.49 per Mcfe in the same quarter last year.

         The Partnership recognized net income of $110,000 or $0.01 per Unit for the first quarter of 1998. For the first quarter of 1997, the Partnership recognized net income of $191,000 or $0.01 per Unit. The reasons for the variance between the first quarter of 1998 and the first quarter of 1997 are described in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during the first three months of 1998, as reflected on its statement of cash flows, totaled $257,000. During the period, funds used in financing activities consisted of a reduction in the Initial Loan principal of $257,000. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 1997.

         Capital Resources. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs.

         Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. The Partnership's operating cash flows are currently being applied to pay interest and principal on the Initial Loan. At March 31, 1998, $2,924,000 of the $6,000,000 Initial Loan remained outstanding. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the outstanding balance of the Initial Loan.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Report and other materials filed or to be filed by the Partnership with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Partnership or its representatives) that are forward-looking in nature are intended to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Partnership. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Partnership, including rates of inflation, natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities and those risk factors described on pages 8 and 9 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         Words such as "anticipated," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Partnership's Form 10- K mentioned above.


                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             Exhibit
             Number:      Exhibit
             -------      -------

                 27 Financial Data Schedule (included only in the electronic filing of this document).

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the first quarter of 1998.


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



                                         KELLEY PARTNERS 1992
                                         DEVELOPMENT DRILLING PROGRAM

                                         By: KELLEY OIL CORPORATION
                                             Managing General Partner


Date: May 13, 1998                       By:      /s/ David C. Baggett
                                             --------------------------------
                                                      David C. Baggett
                                                  Senior Vice President and
                                                    Chief Financial Officer
                                                   (Duly Authorized Officer)
                                                 (Principal Financial Officer)

                               INDEX TO EXHIBITS

         Exhibit
         Number       Exhibit
         -------      -------

            27 Financial Data Schedule (included only in the electronic filing of this document).