Form 10-Q
period 1998-06-30
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 1998-08-14
CIK 891011

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


  FOR THE QUARTER ENDED JUNE 30, 1998            COMMISSION FILE NO. 0-20998


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


PART I.  FINANCIAL INFORMATION                                                PAGE
                                                                              ----
     Balance Sheets as of December 31, 1997 and June 30, 1998
           (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

     Statements of Income for the three months and six months ended
           June 30, 1997 and 1998 (unaudited)   . . . . . . . . . . . . . . .  3

     Statements of Cash Flows for the six months ended June 30, 1997 and
           1998 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . .  4

     Notes to Financial Statements (unaudited)  . . . . . . . . . . . . . . .  5

     Management's Discussion and Analysis of Financial Condition and
           Results of Operations  . . . . . . . . . . . . . . . . . . . . . .  6

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .  9

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                            DECEMBER 31,        JUNE 30,
                                                                                1997              1998
                                                                            ------------      ------------
                                                                                               (UNAUDITED)
ASSETS:
       Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .    $       --        $       --
       Accounts receivable - trade . . . . . . . . . . . . . . . . . . .              30                 8
       Accounts receivable - affiliates  . . . . . . . . . . . . . . . .             342               292
                                                                            ------------      ------------
       Total current assets  . . . . . . . . . . . . . . . . . . . . . .             372               300
                                                                            ------------      ------------

       Oil and gas properties, successful efforts method:
              Properties subject to amortization . . . . . . . . . . . .          44,302            44,304
              Less:  Accumulated depreciation, depletion and
              amortization . . . . . . . . . . . . . . . . . . . . . . .         (40,933)          (41,143)
                                                                            ------------      ------------
       Total oil and gas properties  . . . . . . . . . . . . . . . . . .           3,369             3,161
                                                                            ------------      ------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      3,741      $      3,461
                                                                            ============      ============

LIABILITIES:
       Accounts payable and accrued expenses . . . . . . . . . . . . . .    $         84      $         85
                                                                            ------------      ------------

       Total current liabilities . . . . . . . . . . . . . . . . . . . .              84                85
                                                                            ------------      ------------

       Long term note payable - affiliate  . . . . . . . . . . . . . . .           3,181             2,775
                                                                            ------------      ------------
Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,265             2,860
                                                                            ------------      ------------

PARTNERS' EQUITY:
       LP Unitholders' equity  . . . . . . . . . . . . . . . . . . . . .              21                33
       GP Unitholders' equity  . . . . . . . . . . . . . . . . . . . . .             436               544
       Managing and special general partners' equity . . . . . . . . . .              19                24
                                                                            ------------      ------------
Total partners' equity . . . . . . . . . . . . . . . . . . . . . . . . .             476               601
                                                                            ------------      ------------
Total liabilities and partners' equity . . . . . . . . . . . . . . . . .    $      3,741      $      3,461
                                                                            ============      ============


See Notes to Financial Statements.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------     ---------------------------
                                                       1997            1998            1997            1998
                                                    -----------     -----------     -----------     -----------
REVENUES:
       Oil and gas sales . . . . . . . . . . . . .  $       699     $       381     $     1,505     $       806
                                                    -----------     -----------     -----------     -----------
       Total revenues  . . . . . . . . . . . . . .          699             381           1,505             806
                                                    -----------     -----------     -----------     -----------

EXPENSES:
       Lease operating expenses . . . . . . . . .           159             144             317             209
       Severance taxes  . . . . . . . . . . . . .            35              20              63              44
       General and administrative expenses  . . .           119              30             238              66
       Interest expenses  . . . . . . . . . . . .            70              73             210             152
       Depreciation, depletion and amortization .           159              99             329             210
                                                    -----------     -----------     -----------     -----------
       Total expenses . . . . . . . . . . . . . .           542             366           1,157             681
                                                    -----------     -----------     -----------     -----------
Net income  . . . . . . . . . . . . . . . . . . .   $       157     $        15     $       348     $       125
                                                    ===========     ===========     ===========     ===========


Net income allocable to LP and GP unitholders . .   $       151     $        14     $       334     $       120
                                                    ===========     ===========     ===========     ===========

Net income allocable to managing and
       special general partners . . . . . . . . .   $         6     $         1     $        14     $         5
                                                    ===========     ===========     ===========     ===========
Net income per LP and GP unit . . . . . . . . . .   $       .01     $      --       $       .02     $       .01
                                                    ===========     ===========     ===========     ===========

Average LP and GP units outstanding . . . . . . .        16,033          16,033          16,033          16,033
                                                    ===========     ===========     ===========     ===========


See Notes to Financial Statements.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    --------------------------
                                                                       1997            1998
                                                                    ----------      ----------
OPERATING ACTIVITIES:
       Net income . . . . . . . . . . . . . . . . . . . . . . . .   $      348      $      125
       Adjustments to reconcile net income to net cash
              provided by operating activities:
              Depreciation, depletion and amortization  . . . . .          329             210
       Changes in operating assets and liabilities:
              Decrease in accounts receivable . . . . . . . . . .        1,206              72
              Increase in accounts payable and accrued expenses .           30               1
                                                                    ----------      ----------
       Net cash provided by operating activities  . . . . . . . .        1,913             408
                                                                    ----------      ----------

INVESTING ACTIVITIES:
       Capital expenditures . . . . . . . . . . . . . . . . . . .           (6)             (2)
                                                                    ----------      ----------
       Net cash used in investing activities  . . . . . . . . . .           (6)             (2)
                                                                    ----------      ----------

FINANCING ACTIVITIES:
       Principal payments on long-term borrowings . . . . . . . .       (1,929)           (406)
                                                                    ----------      ----------
       Net cash used in financing activities  . . . . . . . . . .       (1,929)           (406)
                                                                    ----------      ----------
Decrease in cash and cash equivalents . . . . . . . . . . . . . .          (22)           --
Cash and cash equivalents, beginning of period  . . . . . . . . .           22            --
                                                                    ----------      ----------
Cash and cash equivalents, end of period  . . . . . . . . . . . .   $     --        $     --
                                                                    ==========      ==========


See Notes to Financial Statements.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

       General. The accompanying unaudited interim financial statements of Kelley Partners 1992 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods ended June 30, 1998 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form 10-K.

       Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of June 30, 1998, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

       Derivative and Hedge Accounting. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

       SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of the Statement. Retroactive application to periods prior to adoption is not allowed. The Partnership has not quantified the impact of adoption on its financial statements or the date it intends to adopt.

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

       Hedging Activities. KOGC periodically uses forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. KOGC's hedging activities also cover the gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. KOGC has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

         Through natural gas price swap agreements, approximately 43% and 37% of the Partnership's natural gas production for the second quarter of 1998 and first half of 1998, respectively, was affected by hedging transactions at an average NYMEX quoted price of $2.26 per Mmbtu and $2.31 per Mmbtu, respectively, before transaction and transportation costs. Hedging activities increased Partnership revenues by approximately $1,000 and $12,000 in the second quarter of 1998 and first half of 1998, respectively, as compared to estimated revenues had no hedging activities been conducted. As of June 30, 1998, approximately 31% of the Partnership's anticipated natural gas production for the remainder of 1998 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.28 per Mmbtu before transaction and transportation costs. Certain natural gas price swap agreements outstanding at June 30, 1998 grant the counterparty the option to double the contract volume at a specified price. If this option is exercised on all contracts outstanding at June 30, 1998, approximately 49% of the Partnership's anticipated natural gas production for July 1998 through December 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.30 per Mmbtu before transaction and transportation costs. In addition, as of June 30, 1998, outstanding natural gas basis swap agreements hedged approximately 28% of the Partnership's anticipated natural gas production for July 1998 through September 1998.


RESULTS OF OPERATIONS

       Three Months Ended June 30, 1998 and 1997. Oil and gas revenues of $381,000 for the second quarter of 1998 decreased 45% compared to $699,000 in the corresponding quarter of 1997 as a result of lower production and oil prices partially offset by increased gas prices. Production of natural gas decreased 48% from 303,000 Mcf in the second quarter of 1997 to 159,000 Mcf in the current quarter, while the average price of natural gas increased 6% from $2.08 per Mcf in the second quarter of 1997 to $2.21 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 2,176 barrels, with an average sales price of $13.86 per barrel compared to 3,621 barrels at $19.27 per barrel in the same quarter last year, representing a volume decrease of 40% and a price decrease of 28%. Oil and gas production decreased due to natural depletion.

       Lease operating expenses and severance taxes were $164,000 in the current quarter versus $194,000 in the second quarter of 1997, a decrease of 15%. The decrease was due primarily to lower second quarter 1998 lifting costs resulting from lower production. On a unit of production basis, these expenses increased to $0.95 per Mcfe in the second quarter of 1998 from $0.60 per Mcfe in the same quarter of 1997.

       General and administrative ("G&A") expenses of $30,000 in the current quarter decreased 75% from $119,000 in the second quarter of 1997. Lower second quarter 1998 Partnership production activity caused the decline in G&A expenses charged by Kelley Oil to the Partnership. On a unit of production basis, these expenses decreased from $0.37 per Mcfe in the second quarter of 1997 to $0.17 per Mcfe in the current quarter.

       Depreciation, depletion and amortization ("DD&A") expenses decreased 38% from $159,000 in the second quarter of 1997 to $99,000 in the current quarter due to lower current quarter production levels partially offset by higher current quarter depletion rates. On a unit of production basis, DD&A expenses increased to $0.58 per Mcfe in the second quarter of 1998 from $0.49 per Mcfe in the same quarter last year.

       The Partnership recognized net income of $15,000 or $0.00 per Unit for the second quarter of 1998. For the second quarter of 1997, the Partnership recognized net income of $157,000 or $0.01 per Unit. The reasons for the variance between the second quarter of 1998 and the second quarter of 1997 are described in the foregoing discussion.

       Six Months Ended June 30, 1998 and 1997. Oil and gas revenues of $806,000 for the first six months of 1998 decreased 46% compared to $1,505,000 in the corresponding period of 1997 as a result of lower production and oil prices. Production of natural gas decreased 45% from 627,000 Mcf in the first six months of 1997 to 343,000 Mcf in the current period, while the average price of natural gas remained unchanged at $2.17 per Mcf. Production of crude oil in the current period totaled 4,335 barrels, with an average sales price of $14.73 per barrel compared to 7,243 barrels at $20.26 per barrel in the same period last year, representing a volume decrease of 40% and a price decrease of 27%. Oil and gas production decreased due to natural depletion.

       Lease operating expenses and severance taxes were $253,000 in the current period versus $380,000 in the first half of 1997, a decrease of 33%. The decrease was due primarily to lower lifting costs in the first half of 1998 resulting from lower production. On a unit of production basis, these expenses increased to $0.69 per Mcfe in the first six months of 1998 from $0.57 per Mcfe in the year-earlier period.

       G&A expenses of $66,000 in the current period decreased 72% from $238,000 in the first half of 1997. Lower current period Partnership production activity caused the decline in G&A expenses charged by Kelley Oil to the Partnership. On a unit of production basis, these expenses decreased from $0.35 per Mcfe in the first six months of 1997 to $0.18 per Mcfe in the current period.

       In the first six months of 1998 and 1997, the Partnership incurred interest expenses of $152,000 and $210,000, respectively, on a loan advanced to it by Kelley Oil in August 1994 ("Initial Loan") to fund part of its drilling expenditures in excess of contributed capital. The reduction reflects the lower average note payable balance outstanding in the first half of 1998. See "Liquidity and Capital Resources" below.

       DD&A expenses decreased 36% from $329,000 in the first six months of 1997 to $210,000 in the current period due to lower current period production levels partially offset by higher current period depletion rates. On a unit of production basis, DD&A expenses increased to $0.57 per Mcfe in the first half of 1997 from $0.49 per Mcfe in the same period last year.

       The Partnership recognized net income of $125,000 or $0.01 per Unit for the first half of 1998. For the first half of 1997, the Partnership recognized net income of $348,000 or $0.02 per Unit. The reasons for the variance between the first six months of 1998 and the first six months of 1997 are described in the foregoing discussion.

       The results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

       Liquidity. Net cash provided by the Partnership's operating activities during the first six months of 1998, as reflected on its statement of cash flows, totaled $408,000. During the period, funds used in investing activities were comprised of capital expenditures of $2,000, and funds used in financing activities included a reduction in the Initial Loan principal of $406,000. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 1997.

       Capital Resources. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs.

       Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. The Partnership's operating cash flows are currently being applied to pay interest and principal on the Initial Loan. At June 30, 1998, $2,775,000 of the $6,000,000 Initial Loan remained outstanding. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the outstanding balance of the Initial Loan.

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

       Words such as "anticipated," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Partnership's Form 10-K mentioned above.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits:

              EXHIBIT
              NUMBER:       EXHIBIT
              -------       -------

                 27 Financial Data Schedule (included only in the electronic filing of this document).

       (b)    Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the second quarter of 1998.




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


                                           KELLEY PARTNERS 1992
                                           DEVELOPMENT DRILLING PROGRAM

                                           By:    KELLEY OIL CORPORATION
                                                  Managing General Partner


Date: August 14, 1998                      By:        /s/ Kenneth R. Bickett
                                                  -----------------------------
                                                       Kenneth R. Bickett
                                                            Controller
                                                     (Duly Authorized Officer)
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER:    EXHIBIT
 -------    -------
   27       Financial Data Schedule (included only in the electronic filing of this document).