Form 10-Q
period 1998-09-30
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 1998-11-16
CIK 891011

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

FOR THE QUARTER ENDED SEPTEMBER 30, 1998             COMMISSION FILE NO. 0-20998



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No _____

================================================================================

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION
      Balance Sheets as of December 31, 1997 and September 30, 1998 (unaudited)..........................   2

      Statements of Income for the three months and nine months ended

         September 30, 1997 and 1998 (unaudited).........................................................   3

      Statements of Cash Flows for the nine months ended September 30, 1997 and 1998 (unaudited).........   4

      Notes to Financial Statements (unaudited)..........................................................   5

      Management's Discussion and Analysis of Financial Condition and Results of Operations..............   6

PART II.  OTHER INFORMATION..............................................................................   9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                   DECEMBER 31,   SEPTEMBER 30,
                                                                      1997           1998
                                                                   ------------   -------------
                                                                                   (UNAUDITED)
ASSETS:

   Cash and cash equivalents ...................................     $     --      $     --
   Accounts receivable - trade .................................           30            15
   Accounts receivable - affiliates ............................          342           258
                                                                     --------      --------
   Total current assets ........................................          372           273
                                                                     --------      --------

   Oil and gas properties, successful efforts method:

     Properties subject to amortization ........................       44,302        44,311
     Less:  Accumulated depreciation, depletion and amortization      (40,933)      (41,250)
                                                                     --------      --------
   Total oil and gas properties ................................        3,369         3,061
                                                                     --------      --------
Total assets ...................................................     $  3,741      $  3,334
                                                                     ========      ========

LIABILITIES:

   Accounts payable and accrued expenses .......................     $     84      $     79
                                                                     --------      --------

   Total current liabilities ...................................           84            79
                                                                     --------      --------

   Long term note payable - affiliate ..........................        3,181         2,639
                                                                     --------      --------
Total liabilities ..............................................        3,265         2,718
                                                                     --------      --------

PARTNERS' EQUITY:

   LP Unitholders' equity ......................................           21            34
   GP Unitholders' equity ......................................          436           557
   Managing and special general partners' equity ...............           19            25
                                                                     --------      --------
Total partners' equity .........................................          476           616
                                                                     --------      --------
Total liabilities and partners'equity ..........................     $  3,741      $  3,334
                                                                     ========      ========


See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                     SEPT. 30,           SEPT. 30,
                                               ------------------   -----------------
                                                 1997      1998       1997     1998
                                               --------  --------   -------- --------

REVENUES:

   Oil and gas sales ........................   $   540   $   369   $ 2,045   $ 1,175
                                                -------   -------   -------   -------
   Total revenues ...........................       540       369     2,045     1,175
                                                -------   -------   -------   -------

EXPENSES:

   Lease operating expenses .................        48       112       365       321
   Severance taxes ..........................        25        21        88        65
   General and administrative expenses ......       119        45       357       111
   Interest expenses ........................        83        69       293       221
   Depreciation, depletion and amortization .       111       107       440       317
                                                -------   -------   -------   -------
   Total expenses ...........................       386       354     1,543     1,035
                                                -------   -------   -------   -------
Net income ..................................   $   154   $    15   $   502   $   140
                                                =======   =======   =======   =======


Net income allocable to LP and GP unitholders   $   148   $    14   $   482   $   134
                                                =======   =======   =======   =======

Net income allocable to managing and

   special general partners .................   $     6   $     1   $    20   $     6
                                                =======   =======   =======   =======
Net income per LP and GP unit ...............   $   .01   $    --   $   .03   $   .01
                                                =======   =======   =======   =======

Average LP and GP units outstanding .........    16,033    16,033    16,033    16,033
                                                =======   =======   =======   =======


See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                    SEPT. 30,
                                                             ------------------------
                                                               1997            1998
                                                             --------        --------
OPERATING ACTIVITIES:

   Net income .............................................    $   502       $   140
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization .............        440           317
   Changes in operating assets and liabilities:
     Decrease in accounts receivable ......................      1,133            99
     (Decrease) in accounts payable and accrued expenses...        (21)           (5)
                                                               -------       -------
   Net cash provided by operating activities ..............      2,054           551
                                                               -------       -------

INVESTING ACTIVITIES:

Capital expenditures ......................................        (40)           (9)
Proceeds from sale of assets ..............................         71            --
                                                               -------       -------
     Net cash provided by (used in) investing activities...         31            (9)
                                                               -------       -------

FINANCING ACTIVITIES:

   Principal payments on long-term borrowings .............     (2,107)         (542)
                                                               -------       -------
   Net cash used in financing activities ..................     (2,107)         (542)
                                                               -------       -------
Decrease in cash and cash equivalents .....................        (22)           --

Cash and cash equivalents, beginning of period ............         22            --
                                                               -------       -------
Cash and cash equivalents, end of period ..................    $    --       $    --
                                                               =======       =======


See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim financial statements of Kelley Partners 1992 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form 10-K.

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of September 30, 1998, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

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

RECENT DEVELOPMENTS

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

           Through natural gas price swap agreements, approximately 62% and 44% of the Partnership's natural gas production for the third quarter of 1998 and first nine months of 1998, respectively, was affected by hedging transactions at an average NYMEX quoted price of $2.34 per Mmbtu and $2.30 per Mmbtu, respectively, before transaction and transportation costs. Hedging activities increased Partnership revenues by approximately $28,000 and $40,000 in the third quarter of 1998 and first nine months of 1998, respectively, as compared to estimated revenues had no hedging activities been conducted. As of September 30, 1998, approximately 48% of the Partnership's anticipated natural gas production for the remainder of 1998 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.28 per Mmbtu before transaction and transportation costs. The partnership has also hedged approximately 46% of its anticipated natural gas production for the first four months of 1999 by natural gas swap agreements at an average NYMEX quoted price of $2.36 per Mmbtu before transaction and transportation costs. At September 30, 1998, the unrealized loss of the Partnership's existing hedging instruments for future production months in 1998 approximated $51,000.

RESULTS OF OPERATIONS

         Three Months Ended, September 30, 1998 and 1997. Oil and gas revenues of $369,000 for the third quarter of 1998 decreased 32% compared to $540,000 in the corresponding quarter of 1997 as a result of lower gas production partially offset by higher oil production and lower oil and gas prices. Production of natural gas decreased 24% from 221,000 Mcf in the third quarter of 1997 to 168,000 Mcf in the current quarter, while the average price of natural gas decreased 8% from $2.27 per Mcf in the third quarter of 1997 to $2.09 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 3,273 barrels, with an average sales price of $13.38 per barrel compared to 2,110 barrels at $18.34 per barrel in the same quarter last year, representing a volume increase of 55% and a price decrease of 27%. Gas production decreased due to natural depletion.

         Lease operating expenses and severance taxes were $133,000 in the current quarter versus $73,000 in the third quarter of 1997, an increase of 82%. The third quarter of 1997 included an accrual adjustment for lease operating expense of $57,000. On a unit of production basis, these expenses increased to $0.71 per Mcfe in the third quarter of 1998 from $0.32 per Mcfe in the same quarter of 1997.

         General and administrative ("G&A") expenses of $45,000 in the current quarter decreased 62% from $119,000 in the third quarter of 1997. Lower third quarter 1998 Partnership production activity caused the decline in G&A expenses charged by Kelley Oil to the Partnership. On a unit of production basis, these expenses decreased from $0.51 per Mcfe in the third quarter of 1997 to $0.24 per Mcfe in the current quarter.

         In the third quarter of 1998 and 1997, the Partnership incurred interest expenses of $69,000 and $83,000, respectively, on a loan advanced to it by Kelley Oil in August 1994 ("Initial Loan") to fund part of its drilling expenditures in excess of contributed capital. The reduction reflects the lower average note payable balance outstanding in the third quarter of 1998. See "Liquidity and Capital Resources" below.

         Depreciation, depletion and amortization ("DD&A") expenses decreased 4% from $111,000 in the third quarter of 1997 to $107,000 in the current quarter due to lower current quarter production levels partially offset by higher current quarter depletion rates. On a unit of production basis, DD&A expenses increased to $0.57 per Mcfe in the third quarter of 1998 from $0.47 per Mcfe in the same quarter last year.

         The Partnership recognized net income of $15,000 or $0.00 per Unit for the third quarter of 1998. For the third quarter of 1997, the Partnership recognized net income of $154,000 or $0.01 per Unit. The reasons for the variance between the third quarter of 1998 and the third quarter of 1997 are described in the foregoing discussion.

         Nine Months Ended September 30, 1998 and 1997. Oil and gas revenues of $1,175,000 for the first nine months of 1998 decreased 43% compared to $2,045,000 in the corresponding period of 1997 as a result of lower production and oil prices. Production of natural gas decreased 40% from 848,000 Mcf in the first nine months of 1997 to 511,000 Mcf in the current period, while the average price of natural gas decreased 4% from $2.17 to $2.09 Mcf. Production of crude oil in the current period totaled 7,608 barrels, with an average sales price of $14.13 per barrel compared to 9,353 barrels at $20.26 per barrel in the same period last year, representing a volume decrease of 19% and a price decrease of 30%. Gas production decreased due to natural depletion.

         Lease operating expenses and severance taxes were $386,000 in the current period versus $453,000 in the first nine months of 1997, a decrease of 15%. The decrease was due primarily to lower lifting costs in the first nine months of 1998 resulting from lower production. On a unit of production basis, these expenses increased to $0.70 per Mcfe in the first nine months of 1998 from $0.50 per Mcfe in the year-earlier period.

         G&A expenses of $111,000 in the current period decreased 69% from $357,000 in the first nine months of 1997. Lower current period Partnership production activity caused the decline in G&A expenses charged by Kelley Oil to the Partnership. On a unit of production basis, these expenses decreased from $0.39 per Mcfe in the first nine months of 1997 to $0.20 per Mcfe in the current period.

         In the first nine months of 1998 and 1997, the Partnership incurred interest expenses of $221,000 and $293,000, respectively, on a loan advanced to it by Kelley Oil in August 1994 ("Initial Loan") to fund part of its drilling expenditures in excess of contributed capital. The reduction reflects the lower average note payable balance outstanding in the first nine months of 1998. See "Liquidity and Capital Resources" below.

         DD&A expenses decreased 28% from $440,000 in the first nine months of 1997 to $317,000 in the current period due to lower current period production levels partially offset by higher current period depletion rates. On a unit of production basis, DD&A expenses increased to $0.57 per Mcfe in the first nine months of 1998 from $0.49 per Mcfe in the same period last year.

         The Partnership recognized net income of $140,000 or $0.01 per Unit for the first nine months of 1998. For the first nine months of 1997, the Partnership recognized net income of $502,000 or $0.03 per Unit. The reasons for the variance between the first nine months of 1998 and the first nine months of 1997 are described in the foregoing discussion.

         The results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during the first nine months of 1998, as reflected on its statement of cash flows, totaled $551,000. During the period, funds used in investing activities were comprised of capital expenditures of $9,000, and funds used in financing activities including a reduction in the Initial Loan principal of $542,000. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 1997.

         Capital Resources. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs.

         Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. The Partnership's operating cash flows are currently being applied to pay interest and principal on the Initial Loan. At September 30, 1998, $2,639,000 of the $6,000,000 Initial Loan remained outstanding. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the outstanding balance of the Initial Loan.

         Year 2000. KOGC, on behalf of the Partnership, has instigated reviews and evaluations in response to Year 2000 issues. These issues involve the potential disruption to systems, processes, and business practices that may occur if system hardware and software utilized by KOGC, its vendors, and customers are unable to process year 2000 data. The planning phase is nearing completion and KOGC is well into implementing internal corrective measures.

         KOGC is working closely with its information systems and technology vendors to install updated software, where appropriate, that will be Year 2000 compliant. Currently, more than 90% of the critical Year 2000 internal systems issues have been corrected. The remainder are expected to be installed and tested by mid-year 1999.

         KOGC has identified those vendors and others that it believes provide material services or are vital to its business. Discussions with these companies to determine their Year 2000 readiness are expected to be completed in the first quarter 1999. By mid-year 1999 KOGC plans to have completed its Year 2000 review and implemented necessary corrective measures.

         The cost of reviewing and implementing corrective measures for Year 2000 issues to date has not been material to KOGC or the Partnership and has been limited to use of KOGC and vendor personnel for review and implementation of corrective measures. KOGC expects the remainder of the Year 2000 review and corrective measures to not involve significant costs.

         Based on assessments to date and compliance plans in progress, management is of the opinion that Year 2000 issues, including the cost of implementing corrective measures, will not have a material impact on the business or operations of KOGC or the Partnership . Nevertheless, as indicated above, achieving Year 2000 readiness is subject to risk and uncertainties, especially regarding third parties, and there can be no assurance that KOGC or the Partnership will not be adversely affected by Year 2000 issues.

         The foregoing statements are intended to be and are hereby designated "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Readiness Act.

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

         Words such as "anticipates," "expects," "believes," "estimates," "projects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Partnership's Form 10-K mentioned above.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:      EXHIBIT
              -------      -------
                  27       Financial Data Schedule (included only in the
                           electronic filing of this document).

         (b) Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the third quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KELLEY PARTNERS 1992

                                          DEVELOPMENT DRILLING PROGRAM

                                          By:  KELLEY OIL CORPORATION

                                               Managing General Partner

Date: November 16, 1998                   By:       /s/  RICK LESTER
                                              ----------------------------------
                                                         Rick Lester
                                                   Chief Financial Officer
                                                  (Duly Authorized Officer)
                                               (Principal Accounting Officer)

                                INDEX TO EXHIBITS



              EXHIBIT
              NUMBER:      EXHIBIT
              -------      -------
                  27       Financial Data Schedule (included only in the
                           electronic filing of this document).