Form 10-K
period 1998-12-31
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 1999-04-15
CIK 891011

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998         COMMISSION FILE NO. 0-20998


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 25, 1999, Kelley Partners 1992 Development Drilling Program had 16,033,009 units of limited and general partner interests (the "Units") outstanding. The Units are not publicly traded.


===============================================================================

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

         During 1998, the oil and gas industry experienced a world-wide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many entities in the oil and gas industry, including Kelley Oil and its parent, KOGC, and the Partnership, experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. KOGC was in compliance with its Credit Facility debt covenants at December 31, 1998, but was not in compliance as of March 31, 1999, which could result in all borrowing under such Credit Facility being declared immediately due and payable and the Credit Facility being terminated and payment of other KOGC subordinated obligations being accelerated. In addition, KOGC has other long-term debt repayments of $34.1 million scheduled to be made in December 1999. These uncertainties create substantial doubt about KOGC's ability to continue its operations as a going concern. To address these liquidity issues, KOGC is attempting to take the measures discussed in the following paragraphs.

         As a result of KOGC's financial difficulties, the Partnership could face a situation where it would either have to find a new Managing General Partner in order to continue operating or liquidate its assets and dissolve the Partnership. Certain events (as described in the Partnership Agreement) must occur for the Partnership to continue. In addition, the Partnership, as a guarantor of KOGC's borrowings under the Credit Facility, could be required to repay a portion of the borrowings in the event of a KOGC default. Therefore, substantial doubt exists about the Partnership's ability to continue its operations as a going concern.

         In April 1999, KOGC entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of its interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, KOGC will: (1) receive an $83 million cash payment (subject to certain post-closing adjustments), (2) retain a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retain 25% of its working interest in the Cotton Valley formation. In addition, Phillips will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving KOGC of significant operating, exploration and development costs in the future. The effective date of the transaction will be May 1, 1999 and is scheduled to close on April 30, 1999, subject to the parties obtaining required consents and meeting substantial closing requirements.

         As part of the Phillips transaction described above, the Partnership will convey its interests in the West Bryceland and Sailes fields to Phillips. The Partnership's reserve quantities attributable to such fields represent approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production.

         In addition, KOGC is negotiating a private offering of debt securities (the "Notes"), the net proceeds which will be used to repay all amounts outstanding under its Credit Facility, and some of which proceeds may be used to redeem or otherwise retire a portion of the outstanding convertible subordinated indebtedness. If issued, the Notes will be secured by a first lien on substantially all of KOGC's proved crude oil and natural gas properties and guaranteed by three entities wholly-owned by KOGC. The issuance of the Notes is conditioned upon the completion of the transaction with Phillips noted in the preceding paragraph and upon the completion of certain other conditions. There can be no assurance that the issuance of the Notes will be consummated on such terms, or at all.

         While industry conditions cannot be predicted with certainty and are dependent upon a number of commodity and economic factors beyond its control, KOGC believes the net cash proceeds from the Phillips transaction and issuance of the Notes, if consummated, in conjunction with cash on hand and cash flow from operations will be sufficient to provide adequate working capital and fund its capital expenditure program during 1999. However, KOGC will continue to have significant debt outstanding and industry conditions beyond its control may adversely affect its results of operations and financial condition.

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

         Development and Production. From inception through the completion of drilling activities in 1994, the Partnership participated in drilling 39 gross wells, of which 30 gross (11.07 net) wells were productive and 9 gross (4.16 net) wells were dry. Subsequently, two producing Partnership wells were plugged when production declined to noncommercial levels. During 1998, recompletion and work-over operations were conducted on one well. From its inception through 1998, the Partnership produced 10.2 Bcf of natural gas and 194,084 barrels of oil and natural gas liquids, generating total oil and gas revenues of $23,826,000, of which $4,506,000 or $0.27 per Unit has been distributed to the partners. To enable the Partnership to fund part of its drilling and recompletion expenses in excess of contributed capital, quarterly distributions were suspended in October 1994, reinstated for only one quarter in 1995, and suspended again thereafter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ESTIMATED PROVED RESERVES

         General. Reserve estimates contained herein were prepared by H. J. Gruy & Associates, Inc. ("Gruy") independent petroleum engineers, as of January 1, 1997, 1998 and 1999.

         Quantities. The following table sets forth the Partnership's estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas as of January 1, 1997, 1998 and 1999. Proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion.

                            ESTIMATED PROVED RESERVES

                                                          AS OF JANUARY 1,
                                                 -----------------------------------
                                                   1997         1998         1999
                                                 --------     --------     ---------
Crude oil and liquids (Mbbl):
   Proved developed..............................     102           78            88
   Proved undeveloped............................      --           --            --
                                                 --------     --------     ---------
     Total proved................................     102           78            88
                                                 ========     ========     =========

Natural gas (Mmcf):
   Proved developed..............................   7,537        5,521         3,759
   Proved undeveloped............................      --           --            --
     Total proved................................   7,537        5,521         3,759
                                                 ========     ========     =========


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

         Significant Fields. The following table sets forth certain information as of January 1, 1999 with respect to the Partnership's interests in its most significant fields, together with information for all other fields combined.

                          SIGNIFICANT PROVED PROPERTIES
                                 (IN THOUSANDS)

                                          PROVED RESERVES AT JANUARY 1, 1999              1998 PRODUCTION
                                      -------------------------------------   -------------------------------------
                                                            GAS                                    GAS
                                        OIL     GAS      EQUIVALENT             OIL       GAS   EQUIVALENT
PROPERTY                              (MBBLS)   (MMCF)    (MMCFE)      %      (MBBLS)    (MMCF)   (MMCFE)     %
                                      -------   -------   -------   -------   -------   -------   -------   -------

NORTH LOUISIANA:
   Ada field ......................         1       404       410       9.6        --        55        55       8.3
   Sailes field ...................         7     2,150     2,192      51.1         1       309       315      47.7
   Sibley field ...................         9       585       639      14.9        --        62        62       9.4
   West Bryceland field ...........        --        44        44       1.0        --         7         7       1.1
SOUTH LOUISIANA:
   Orange Grove/Humphreys field ...         2        57        69       1.6         2        65        77      11.6
   Ouiski Bayou field .............        68       495       903      21.1         6        71       107      16.2
OTHER:
   As a group .....................         1        24        30       0.7         1        32        38       5.7
                                      -------   -------   -------   -------   -------   -------   -------   -------
     Total ........................        88     3,759     4,287     100.0        10       601       661     100.0
                                      =======   =======   =======   =======   =======   =======   =======   =======

         As part of the Phillips transaction described above, the Partnership will convey its interests in the West Bryceland and Sailes fields to Phillips.

         Additional information regarding these fields is set forth below. Unless otherwise noted, acreage and well information is provided as of December 31, 1998, and reserve information is provided as of January 1, 1999:

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

PRODUCTION, PRICE AND COST DATA

         The following tables set forth the oil and gas production, average sales price (including transfers) and average production costs (lifting cost plus ad valorem and severance taxes) per equivalent unit of oil and gas produced by the Partnership for the years ended December 31, 1996, 1997 and 1998. Detailed additional information concerning the Partnership's oil and gas producing activities is contained in the Supplementary Financial Information included in Note 6 to the Partnership's Financial Statements.

                             OIL AND GAS PRODUCTION

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                  1996         1997         1998
                                                                                --------     --------     ---------

Crude oil, condensate and natural gas liquids (Bbls)............................  27,133       11,395        10,172
Natural gas (Mmcf)..............................................................   1,838          963           601


                    AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                  1996         1997         1998
                                                                                --------     --------     ---------
Average sales price:
   Crude oil, condensate and natural gas liquids per Bbl........................$   21.74    $   19.92    $  13.56
   Natural gas per Mcf, including the effects of hedging........................     2.27         2.18        2.10
Oil and gas revenues per Mcfe...................................................     2.40         2.25        2.11
Average production costs per Mcfe...............................................      .41          .56         .75

OIL AND GAS WELLS

         As of December 31, 1998, the Partnership owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:

                                                                                         GROSS(1)            NET
                                                                                        ---------         ---------

Oil wells...............................................................................       --                --
Gas wells...............................................................................       20              4.88
                                                                                        ---------         ---------
 Total..................................................................................       20              4.88
                                                                                        =========         =========


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

                                 GROSS                  GROSS                    NET                      NET
                           DEVELOPMENT WELLS      EXPLORATORY WELLS       DEVELOPMENT WELLS        EXPLORATORY WELLS
                           -----------------      -----------------       -----------------        -----------------
                           PRODUCTIVE    DRY      PRODUCTIVE    DRY       PRODUCTIVE    DRY        PRODUCTIVE    DRY
                           ----------    ---      ----------    ---       ----------    ---        ----------    ---

1996....................   --            --       --             --        --           --          --           --
1997....................   --            --       --             --        --           --          --           --
1998....................   --            --       --             --        --           --          --           --


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

HEDGING OF NATURAL GAS

         KOGC has periodically used forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. KOGC does not engage in speculative transactions. KOGC's hedging activities also cover the oil and gas production attributable to the Partnership, including the interest in such production of the public unitholders of the Partnership. During 1998, the Company used price and basis swap agreements to hedge its exposure to possible declines in natural gas prices. Additional information concerning Partnership hedging activities during 1998 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.

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

EMPLOYEES

         The Partnership has no employees and utilizes the management and staff of Kelley Oil. As of December 31, 1998, Kelley Oil had 68 employees. Kelley Oil's staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. See "Directors and Executive Officers of Kelley Oil Corporation." None of Kelley Oil's employees are represented by a union. Kelley Oil has never experienced an interruption in its operations from any kind of labor dispute, and its working relationship with its employees is satisfactory.

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

         Regulation of Drilling and Production. Drilling and production operations of the Partnership are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations govern, among other matters, the amounts and types of substances and materials that may be released into the environment, the discharge and disposition of waste materials, the reclamation and abandonment of wells and facility sites and remediation of contaminated sites, and require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Partnership owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas the Partnership can produce from its wells and to limit the number of wells or the locations at which it can drill. Moreover, each state generally imposes an ad valorem, production or severance tax with respect to the production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

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

         Environmental regulations historically have been subject to frequent change by regulatory authorities, and the Partnership is unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, the Partnership does not believe that changes to these regulations will materially adversely affect its competitive position because the Partnership's competitors are similarly affected. A discharge of hydrocarbons or hazardous substances into the environment could subject the Partnership to substantial expense, including both the cost to comply with applicable regulations pertaining to the remediation of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. The Partnership maintains insurance, which may provide protection to some extent against environmental liabilities, but the coverage of such insurance and the amount of protection afforded thereby cannot be predicted with respect to any particular possible environmental liability and may not be adequate to protect the Partnership from substantial expense.

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

RISK FACTORS

         The Partnership cautions that the following risk factors could affect its actual results in the future, in addition to "Uncertainties in Estimating Reserves" and "Liquidity and Capital Resources" discussed elsewhere in this Report.

         Depletion of Reserves. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The Partnership's future oil and natural gas reserves and production, and, therefore, cash flow and income, are highly dependent upon its success in efficiently producing its reserves.

          Substantial Leverage. As of December 31, 1998, the Partnership has total indebtedness for money borrowed of approximately $2,488,000 and partners' equity of approximately $548,000. The Partnership's ability to make payments of principal, to pay interest on or to refinance its indebtedness for money borrowed depends on its future performance, which is subject not only to its own actions but also to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as to the prevailing market prices for oil, natural gas and natural gas liquids.

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

         Operating Hazards and Uninsured Risks. Oil and gas drilling activities are subject to numerous risks, many of which are uninsurable, including the risk that no commercially viable oil or natural gas production will be obtained; many of such risks are beyond the Partnership's control. The decision to develop a prospect or property will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain, and overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Technical problems encountered in actual drilling, completion and workover activities can delay such activity and add substantial costs to a project. Further, drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices and limitations in the market for products. Although domestic drilling activity is currently at a relatively low level, resulting in less demand for such services and a general decrease in service costs, there can be no assurance that such market conditions will continue.

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

                                     PART II

ITEM 5.  MARKET FOR UNITS AND RELATED UNITHOLDER MATTERS

         There is no market for the Units of the Partnership, and transfer of the Units is substantially restricted by the provisions of the Partnership Agreement. As of February 28, 1999, there were 803 holders of record of the Partnership's Units.

         The following table sets forth the cash distributions per Unit paid by the Partnership during the periods indicated.


                                                     DISTRIBUTIONS
                  1996:                              -------------
                  ----
                  First quarter.........................      --
                  Second quarter........................      --
                  Third quarter.........................      --
                  Fourth quarter........................      --

                  1997:
                  ----
                  First quarter.........................      --
                  Second quarter........................      --
                  Third quarter.........................      --
                  Fourth quarter........................      --

                  1998:
                  ----
                  First quarter.........................      --
                  Second quarter........................      --
                  Third quarter.........................      --
                  Fourth quarter........................      --

                  1999:
                  ----
                  First quarter.........................      --


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

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                                                       YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------
                                                     1994          1995         1996         1997         1998
                                                   ---------    ---------    ---------    ---------     --------
SUMMARY OF OPERATIONS:
  Total revenues...................................$   7,171    $   5,713    $   4,991    $   2,322     $1,398
  Production expenses..............................    1,261        1,223          816          576        497
  Exploration expenses.............................    2,706          148           (3)          --         --
  General and administrative expenses..............      599          474          325          476        134
  Interest expense.................................      157          672          810          376        287
  Depreciation, depletion and amortization.........    8,497        4,945        1,280          587        427
  Impairment of oil and gas properties.............    9,638       11,082           --           --        466
  Net income (loss)................................  (15,687)     (12,831)       1,763          307       (413)
  Net income (loss) per Unit(1)....................    (.94)         (.77)         .11          .02       (.02)
  Distributions paid per Unit(1)...................     .19           .02           --           --         --
  Units outstanding................................   16,033       16,033       16,033       16,033     16,033

                                                                         AS OF DECEMBER 31,
                                                   -------------------------------------------------------------
                                                     1994          1995         1996         1997         1998
                                                   ---------    ---------    ---------    ---------     --------
SUMMARY BALANCE SHEET DATA:
   Working capital (deficit).......................$  (3,962)   $  (1,857)   $   1,582    $     288     $     23
   Oil and gas properties, net.....................   21,417        6,263        3,987        3,369        2,528
   Long term debt..................................    6,000        6,000        5,400        3,181        2,488
   Total partners' equity (deficit)................   11,455       (1,594)         169          476           63
   Total assets....................................   21,700        6,469        5,712        3,741        2,649


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

         Hedging Activities. KOGC has periodically used forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. KOGC does not engage in speculative transactions. KOGC's hedging activities also cover the oil and gas production attributable to the Partnership, including the interest in such production of the public unitholders of the Partnership. During 1998, KOGC used price and basis swap agreements. Price swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold.

         Through natural gas price swap agreements, approximately 49% of the Partnership's natural gas production for 1998 was affected by hedging transactions at an average NYMEX quoted price of $2.31 per Mmbtu before transaction and transportation costs. As of December 31, 1998, approximately 17% of the Partnership's anticipated natural gas production for 1999 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.36 per Mmbtu before transaction and transportation costs. As of February 28, 1999, approximately 34% of the Partnership's anticipated natural gas production for 1999 has been hedged at an average NYMEX quoted price of $2.15 per Mmbtu before transaction and transportation costs. As of December 31, 1998, approximately 52% of the Partnership's anticipated natural gas production for 1999 has been hedged by natural gas basis swap agreements for production from January 1999 through September 1999. Hedging activities increased Partnership revenues by approximately $50,000 in 1998 as compared to estimated revenues had no hedging activities been conducted.

         The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Partnership has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

RESULTS OF OPERATIONS

         Years Ended December 31, 1998 and 1997. Oil and gas revenues of $1,398,000 for 1998 decreased 40% compared to $2,322,000 in the corresponding period of 1997 primarily as a result of lower oil and gas production. Production of natural gas decreased 38% from 963,000 Mcf in 1997 to 601,000 Mcf in 1998. Production of crude oil in the current year totaled 10,172 barrels compared to 11,395 barrels last year, representing a decrease of 11%. Oil and gas production decreased due to natural depletion.

         Lease operating expenses and severance taxes were $497,000 in 1998 versus $576,000 in 1997, a decrease of 14%, reflecting lower production levels. On a unit of production basis, these expenses increased to $0.75 per Mcfe in 1998 from $0.56 per Mcfe in 1997.

         General and administrative expenses of $134,000 in 1998 decreased 72% from $476,000 in 1997. On a unit of production basis, these expenses decreased from $0.46 per Mcfe in 1997 to $0.20 per Mcfe in 1998.

         In 1998 and 1997, the Partnership incurred interest expense of $287,000 and $376,000, respectively, on a loan advanced to it by Kelley Oil in August 1994 to fund part of its drilling expenses in excess of contributed capital. The reduction reflects the lower average note payable balance outstanding in 1998 as compared to 1997.
See "Liquidity and Capital Resources" below.

         Depreciation, depletion and amortization ("DD&A") expense decreased 30% from $587,000 in 1997 to $409,000 in 1998 due to lower production levels and lower depletion rates. On a unit of production basis, DD&A expense increased from $0.57 per Mcfe in 1997 to $0.62 per Mcfe in 1998.

         In 1998, under Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership recognized a non-cash impairment charge of $466 thousand against the carrying values of its proved oil and gas properties, for the year ended December 31, 1998 (see "Property Impairment under SFAS 121" in Note 2 to the Financial Statements).

         The Partnership recognized a net loss in 1998 of $413,000 or $(0.02) per Unit compared to net income in 1997 of $307,000 or $0.02 per Unit. The reasons for the variance between 1998 and 1997 are described in the foregoing discussion.

         Years Ended December 31, 1997 and 1996. Oil and gas revenues of $2,322,000 for 1997 decreased 52% compared to $4,807,000 in the corresponding period of 1996 primarily as a result of lower oil and gas production. Production of natural gas decreased 48% from 1,838,000 Mcf in 1996 to 963,000 Mcf in 1997. Production of crude oil in the current year totaled 11,395 barrels compared to 1,838,000 barrels last year, representing a decrease of 58%. Oil and gas production decreased due to natural depletion and a reduction in the drilling of new wells to offset that decline.

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

         Depreciation, depletion and amortization ("DD&A") expense decreased 54% from $1,280,000 in 1996 to $587,000 in 1997 due to lower production levels and lower depletion rates. On a unit of production basis, DD&A expense decreased to $0.57 per Mcfe in 1997 from $0.64 per Mcfe in 1996.

         The Partnership recognized net income in 1997 of $307,000 or $0.02 per Unit compared to net income in 1996 of $1,763,000 or $0.11 per Unit. The reasons for the variance between 1997 and 1996 are described in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during 1998, as reflected on its statement of cash flows, totaled $745,000. During the period, funds used in financing activities included a reduction in the loan principal of $693,000. As a result of these activities, the Partnership's cash and cash equivalents remained at zero at December 31, 1998 and December 31, 1997.

         During 1998, the oil and gas industry experienced a world-wide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many entities in the oil and gas industry, including Kelly Oil and its parent, KOGC, and the Partnership, experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. KOGC was in compliance with its Credit Facility debt covenants at December 31, 1998, but was not in compliance as of March 31, 1999, which could result in all borrowing under such Credit Facility being declared immediately due and payable and the Credit Facility being terminated and payment of other KOGC subordinated obligations being accelerated. In addition, KOGC has other long-term debt repayments of $34.1 million scheduled to be made in December 1999. These uncertainties create substantial doubt about KOGC's ability to continue its operations as a going concern. To address these liquidity issues, KOGC is attempting to take the measures discussed in the following paragraphs.

         As a result of KOGC's financial difficulties, the Partnership could face a situation where it would either have to find a new Managing General Partner in order to continue operating or liquidate its assets and dissolve the Partnership. Certain events (as described in the Partnership Agreement) must occur for the Partnership to continue. In addition, the Partnership, as a guarantor of KOGC's borrowings under the Credit Facility, could be required to repay a portion of the borrowings in the event of a KOGC default. Therefore, substantial doubt exists about the Partnership's ability to continue its operations as a going concern.

         In April 1999, KOGC entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of its interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, KOGC will: (1) receive an $83 million cash payment (subject to certain post-closing adjustments), (2) retain a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retain 25% of its working interest in the Cotton Valley formation. In addition, Phillips will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving KOGC of significant operating, exploration and development costs in the future. The effective date of the transaction will be May 1, 1999 and is scheduled to close on April 30, 1999, subject to the parties obtaining required consents and meeting substantial closing requirements.

         As part of the Phillips transaction described above, the Partnership will convey its interests in the West Bryceland and Sailes fields to Phillips. The Partnership's reserve quantities attributable to such fields represent approximately one-half of the Partnership's total reserves at January 1, 1999 and approximately one-half of its total 1998 production.

         In addition, KOGC is negotiating a private offering of debt securities (the "Notes"), the net proceeds which will be used to repay all amounts outstanding under its Credit Facility, and some of which proceeds may be used to redeem or otherwise retire a portion of the outstanding convertible subordinated indebtedness. If issued, the Notes will be secured by a first lien on substantially all of KOGC's proved crude oil and natural gas properties and guaranteed by three entities wholly-owned by KOGC. The issuance of the Notes is conditioned upon the completion of the transaction with Phillips noted in the preceding paragraph and upon the completion of certain other conditions. There can be no assurance that the issuance of the Notes will be consummated on such terms, or at all. Following the issuance of the Notes, KOGC likely will not have access to a revolving credit facility to supplement its cash needs and its ability to incur additional indebtedness will be substantially limited.

         While industry conditions cannot be predicted with certainty and are dependent upon a number of commodity and economic factors beyond its control, KOGC believes the net cash proceeds from the Phillips transaction and issuance of the Notes, if consummated, in conjunction with cash on hand and cash flow from operations will be sufficient to provide adequate working capital and fund its capital expenditure program during 1999. However, KOGC will continue to have significant debt outstanding and industry conditions beyond its control may adversely affect its results of operations and financial condition.

         Capital Resources. The partners' equity at December 31, 1998 increased to $548,000 as compared to $476,000 at December 31, 1997. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs. As of December 31, 1998, the Partnership was fully capitalized with contributions aggregating $50,082,285.

         In August 1994, one of the credit facilities maintained by Kelley Oil was modified to add the Partnership as a borrower, and $6 million was advanced to the Partnership to fund part of its drilling overexpenditures. The Partnership's bank debt was subsequently replaced by a $6 million loan from Kelley Oil (the "Initial Loan") funded with borrowings by Kelley Oil under a credit facility. Interest has been paid by the Partnership based on KOGC's borrowing cost resulting in an effective rate of 13.5% for 1996 and 10 3/8% for 1997 and 1998, respectively. On December 31, 1996 the interest rate for the Initial Loan was reduced to 10 3/8% following the repayment of KOGC's 13 1/2 Senior Notes, which were replaced by 10 3/8% Senior Subordinated Notes during the fourth quarter.

         KOGC's bank credit facility provides for a maximum $140.0 million revolving credit loan and matures, will all amounts owed thereunder becoming due and payable, effective December 1, 2000 (the "Credit Facility"). The Partnership and Joint Venture are guarantors under the Credit Facility. The Credit Facility is secured by all the oil and gas properties and other assets of KOGC and its subsidiaries, including the Partnership and the Joint Venture. The agreement covering the Credit Facility provides various financial covenants as well as restrictions on additional debt, mergers and asset sales, but limits the lenders' recourse upon any default to Partnership and Joint Venture assets attributable to Kelley Oil's interests in the Partnership. At December 31, 1998 the borrowing base was $117 million.

         Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. At December 31, 1998, $2,488,000 of the $6,000,000 Initial Loan remained outstanding. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the outstanding balance of the Initial Loan in 1999.

         Year 2000. KOGC, on behalf of the Partnership, has instigated reviews and evaluations in response to Year 2000 issues. These issues involve the potential disruption to systems, processes, and business practices that may occur if system hardware and software utilized by KOGC, its vendors, and customers are unable to process year 2000 data. The planning phase is completed and KOGC is nearing completion of internal corrective measures.

         KOGC is working closely with its information systems and technology vendors to install updated software, where appropriate, that will be Year 2000 compliant. Currently, more than 90% of the critical Year 2000 internal systems issues have been tested and corrected. The remainder are expected to be installed and tested by the end of the third quarter of 1999.

         KOGC has identified those vendors and others that it believes provide material services or are vital to its business. Discussions with these companies to determine their Year 2000 readiness are expected to be completed in the second quarter of 1999. By mid-year 1999 KOGC plans to have completed its Year 2000 review and implemented necessary corrective measures.

         The cost of reviewing and implementing corrective measures for Year 2000 issues to date has not been material to KOGC or the Partnership and has been limited to use of Company and vendor personnel for review and implementation of corrective measures. KOGC expects the remainder of the Year 2000 review and corrective measures to not involve significant costs.

         Based on assessments to date and compliance plans in progress, management is of the opinion that Year 2000 issues, including the cost of implementing corrective measures, will not have a material impact on the business or operations of KOGC or the Partnership. Nevertheless, as indicated above, achieving Year 2000 readiness is subject to risk and uncertainties, especially regarding third parties, and there can be no assurance KOGC or the Partnership will not be adversely affected by Year 2000 issues.

         The foregoing statements are intended to be and are hereby designated "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Readiness Act.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation. The following table shows the changes in the average oil and natural gas prices (including the effects of hedging) received by Partnership during the periods indicated.


                                                     Average          Average
                                                    Oil Price        Gas Price
                                                     ($/Bbl)           ($/Mcf)
                                                    ----------        --------
YEAR ENDED:
 December 31, 1996..................................$    21.74        $  2.27
 December 31, 1997..................................     19.92           2.18
 December 31, 1998..................................     13.56           2.10

ITEM 7A.   MARKET RISK DISCLOSURE

         See discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Hedging

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM:                                    PAGE
                                                                                      ----
Independent Auditors' Report........................................................   19
Balance Sheets - December 31, 1997 and 1998.........................................   20
Statements of Operations - For the years ended December 31, 1996, 1997 and 1998.....   21
Statements of Cash Flows - For the years ended December 31, 1996, 1997 and 1998.....   22
Statements of Changes in Partners' Equity (Deficit) - For the years ended
    December 31, 1996, 1997 and 1998................................................   23
Notes to Financial Statements.......................................................   24

                          INDEPENDENT AUDITORS' REPORT


To the Partners of Kelley Partners 1992 Development Drilling Program:


         We have audited the accompanying balance sheets of Kelley Partners 1992 Development Drilling Program (a Texas limited partnership) as of December 31, 1997 and 1998, and the related statements of operations, cash flows, and changes in partners' equity (deficit) for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Kelley Partners 1992 Development Drilling Program as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements for the year ended December 31, 1998 have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership's Managing General Partner's liquidity issues and difficulties in meeting certain loan agreement covenants raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






DELOITTE & TOUCHE LLP

Houston, Texas
April 13, 1999

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                           DECEMBER 31,
                                                                   ---------------------------
                                                                      1997              1998
                                                                   ---------         ---------
ASSETS:
   Cash and cash equivalents.......................................$      --         $      --
   Accounts receivable - trade.....................................       30                12
   Accounts receivable - affiliates................................      342               109
                                                                   ---------         ---------
     Total current assets..........................................      372               121
                                                                   ---------         ---------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization............................   44,302            44,354
     Less:  Accumulated depreciation, depletion & amortization.....  (40,933)          (41,826)
                                                                   ---------         ---------
     Total oil and gas properties..................................    3,369             2,528
                                                                   ---------         ---------
   Total assets....................................................$   3,741         $   2,649
                                                                   =========         =========

LIABILITIES:
   Accounts payable and accrued expenses...........................$      84         $      98
                                                                   ---------         ---------
     Total current liabilities.....................................       84                98
                                                                   ---------         ---------
   Long term note payable - affiliate..............................    3,181             2,488
                                                                   ---------         ---------
     Total liabilities.............................................    3,265             2,586
                                                                   ---------         ---------

PARTNERS' EQUITY:
   LP Unitholders' equity..........................................       21               (20)
   GP Unitholders' equity..........................................      436                80
   Managing and Special General Partners' equity...................       19                 3
                                                                   ---------         ---------
     Total partners' equity........................................      476                63
                                                                   ---------         ---------
   Total liabilities and partners' equity .........................$   3,741         $   2,649
                                                                   =========         =========


See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                    YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                          1996              1997             1998
                                                        ---------        ---------         ---------
REVENUES:
   Oil and gas sales....................................$   4,807        $   2,322         $   1,398
   Interest and other income............................      184               --                --
                                                        ---------        ---------         ---------
     Total revenues.....................................    4,991            2,322             1,398
                                                        ---------        ---------         ---------

COSTS AND EXPENSES:
   Lease operating expenses.............................      624              474               420
   Severance taxes......................................      192              102                77
   Exploration expenses.................................       (3)              --                --
   General and administrative expenses..................      325              476               134
   Interest expense.....................................      810              376               287
   Depreciation, depletion and amortization.............    1,280              587               427
   Impairment of oil and gas properties.................       --               --               466
                                                        ---------        ---------         ---------
     Total expenses.....................................    3,228            2,015             1,811
                                                        ---------        ---------         ---------
Net income (loss).......................................$   1,763        $     307         $    (413)
                                                        =========        =========         =========

Net income (loss) allocable to LP and GP unitholders....$   1,694        $     295         $    (397)
                                                        =========        =========         =========

Net income (loss) allocable to managing and
   special general partners.............................$      69        $      12         $     (16)
                                                        =========        =========         =========

Net income (loss) per LP and GP Unit....................$    .11         $     .02         $    (.02)
                                                        ========         =========         =========

Average LP and GP Units outstanding.....................   16,033           16,033            16,033
                                                        =========        =========         =========


See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                   YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                         1996              1997             1998
                                                                       ---------        ---------         ---------
OPERATING ACTIVITIES:
   Net income (loss)...................................................$   1,763        $     307         $    (413)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation, depletion and amortization..........................    1,280              587               427
     Impairment of oil and gas properties..............................       --               --               466
     Exploration expenses..............................................       (3)              --                --
     Gain on sale of oil and gas properties............................     (182)              --                --
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable......................     (734)           1,331               251
       Decrease in other assets........................................       21               --                --
       Increase (decrease) in accounts payable and accrued expenses....   (2,718)             (59)               14
                                                                       ---------        ---------         ---------
   Net cash provided by (used in) operating activities.................     (573)           2,166               745
                                                                       ---------        ---------         ---------

INVESTING ACTIVITIES:
   Capital expenditures................................................     (239)             (41)              (52)
   Proceeds from sale of assets........................................    1,420               72                --
                                                                       ---------        ---------         ---------
   Net cash provided by (used in) investing activities.................    1,181               31               (52)
                                                                       ---------        ---------         ---------

FINANCING ACTIVITIES:
   Payments on long-term borrowings....................................     (600)          (2,219)             (693)
                                                                       ---------        ---------         ----------
   Net cash used in financing activities...............................     (600)          (2,219)             (693)
                                                                       ---------        ---------         ---------

Increase (decrease) in cash and cash equivalents.......................        8              (22)               --

Cash and cash equivalents, beginning of period.........................       14               22                --
                                                                       ---------        ---------         ---------
Cash and cash equivalents, end of period...............................$      22        $      --         $      --
                                                                       =========        =========         =========


See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)


                                                                             MANAGING
                                                                               AND
                                                                             SPECIAL
                                                         LP         GP       GENERAL
                                                    UNITHOLDERS UNITHOLDERS  PARTNERS    TOTAL
                                                       -------    -------    -------    -------
Partners' deficit at January 1, 1996................   $  (183)   $(1,349)   $   (62)   $(1,594)
                                                       -------    -------    -------    -------

Net income .........................................       174      1,520         69      1,763
                                                       -------    -------    -------    -------
  Partners' equity (deficit) at December 31, 1996 ..        (9)       171          7        169
                                                       -------    -------    -------    -------

Net income .........................................        30        265         12        307
                                                       -------    -------    -------    -------
  Partners' equity at December 31, 1997 ............        21        436         19        476
                                                       -------    -------    -------    -------

Net loss ...........................................       (41)      (356)       (16)      (413)
                                                       -------    -------    -------    -------
  Partners' equity (deficit) at December 31, 1998...   $   (20)   $    80    $     3    $    63
                                                       =======    =======    =======    =======


See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - INDUSTRY CONDITIONS AND LIQUIDITY

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

         The general partners own in the aggregate a 3.96% general partner interest in the Partnership. In addition, as of December 31, 1998, Kelley Oil owned 13,422,310 (83.72%) Units. The Partnership has no officers, directors or employees. The officers and employees of Kelley Oil perform the management and administrative functions of the Partnership. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs allocable to the Partnership, principally comprised of general and administrative expenses.

         During 1998, the oil and gas industry experienced a world-wide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many entities in the oil and gas industry, including Kelley Oil and its parent, KOGC and the Partnership, experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. KOGC was in compliance with its Credit Facility debt covenants at December 31, 1998, but was not in compliance as of March 31, 1999, which could result in all borrowing under such Credit Facility being declared immediately due and payable and the Credit Facility being terminated and payment of other KOGC subordinated obligations being accelerated. In addition, KOGC has other long-term debt repayments of $34.1 million scheduled to be made in December 1999. These uncertainties create substantial doubt about KOGC's ability to continue its operations as a going concern. To address these liquidity issues, KOGC is attempting to take the measures discussed in the following paragraph.

         As a result of KOGC's financial difficulties, the Partnership could face a situation where it would either have to find a new Managing General Partner in order to continue operating or liquidate its assets and dissolve the Partnership. Certain events (as described in the Partnership Agreement) must occur for the Partnership to continue. In addition, the Partnership, as a guarantor of KOGC's borrowings under the Credit Facility, could be required to repay a portion of the borrowings in the event of a KOGC default. Therefore, substantial doubt exists about the Partnership's ability to continue its operations as a going concern.

         In April 1999, KOGC entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of its interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, KOGC will: (1) receive an $83 million cash payment (subject to certain post-closing adjustments), (2) retain a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retain 25% of its working interest in the Cotton Valley formation. In addition, Phillips will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving KOGC of significant operating, exploration and development costs in the future. The effective date of the transaction will be May 1, 1999 and is scheduled to close on April 30, 1999, subject to the parties obtaining required consents and meeting substantial closing requirements.

         As part of the Phillips transaction described above, the Partnership will convey its interests in the West Bryceland and Sailes fields to Phillips. The Partnership's reserve quantities attributable to such fields represent approximately one-half of the Partnership's total reserves at January 1, 1999 and approximately one-half of its total 1998 production.

         In addition, KOGC is negotiating a private offering of debt securities (the "Notes"), the net proceeds which will be used to repay all amounts outstanding under its Credit Facility, and some of which proceeds may be used to redeem or otherwise retire a portion of the outstanding convertible subordinated indebtedness. If issued, the Notes will be secured by a first lien on substantially all of KOGC's proved crude oil and natural gas properties and guaranteed by three entities wholly-owned by KOGC. The issuance of the Notes is conditioned upon the completion of the transaction with Phillips noted in the preceding paragraph and upon the completion of certain other conditions. There can be no assurance that the issuance of the Notes will be consummated on such terms, or at all. Following the issuance of the Notes, KOGC likely will not have access to a revolving credit facility to supplement its cash needs and its ability to incur additional indebtedness will be substantially limited.

         While industry conditions cannot be predicted with certainty and are dependent upon a number of commodity and economic factors beyond its control, KOGC believes the net cash proceeds from the Phillips transaction and issuance of the Notes, if consummated, in conjunction with cash on hand and cash flow from operations will be sufficient to provide adequate working capital and fund its capital expenditure program during 1999. However, KOGC will continue to have significant debt outstanding and industry conditions beyond its control may adversely affect its results of operations and financial condition.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Property Impairment under FAS 121. Under Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of' (SFAS 121"), certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. As a result of a decline in its proved reserves at January 1, 1999 from year-earlier levels, the Partnership performed an assessment of the fair value of its oil and gas properties which indicated an impairment should be recognized as of year end. Under this analysis, the fair value for the Company's proved oil and gas properties was estimated using escalated pricing and present value discount factors reflecting risk assessments. Based on this analysis, the Company recognized a non-cash impairment charge of $466 thousand against the carrying value of its proved oil and gas properties under SFAS 121, at December 31, 1998.

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

         Financial Instruments. The Partnership's financial instruments consist of cash and cash equivalents, receivables, payables and debt. As of December 31, 1998, the estimated fair value of the Partnership's debt approximated its carrying value. The estimated fair values at December 31, 1998 were determined using the borrowing rates available for debt with similar terms and maturities.

         Derivative Financial Instruments. From time to time, the Partnership has entered into transactions in derivative financial instruments covering future natural gas production principally as a hedge against natural gas price declines. See Note 6 - "Hedging Activities" for a discussion of the Partnership's accounting policies related to hedging activities.

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacities as owners. As of December 31, 1998, there are no adjustments ("Other Comprehensive Income") to net income in deriving comprehensive income.

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

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Changes in Presentation. Certain financial statement items in 1996 and 1997 have been reclassified to conform to the 1998 presentation.

NOTE 3 - LONG-TERM DEBT

         In August 1994, one of the credit facilities maintained by Kelley Oil was modified to add the Partnership as a borrower, and $6 million was advanced to the Partnership to fund part of its drilling overexpenditures. The Partnership's bank debt was subsequently replaced by a $6 million loan from Kelley Oil (the "Initial Loan") funded with borrowings by Kelley Oil under a credit facility. Interest has been paid by the Partnership based on Kelley's borrowing cost resulting in an effective rate of 13.5% for 1996 and 10 3/8% for 1997 and 1998, respectively. On December 31, 1997, the interest rate for the Initial Loan was reduced to 10 3/8% following the repayment of KOGC's 13 1/2% Senior Notes, which were replaced by 10 3/8% Senior Subordinated Notes during the fourth quarter.

         The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. The Partnership's operating cash flows in 1996 were applied to pay interest on the Initial Loan and to reduce unfunded payables for third party drilling overexpenditures. At December 31, 1998, $2,488,000 of the $6,000,000 Initial Loan remained outstanding. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the outstanding balance of the Initial Loan in 1999.

         KOGC's bank credit facility provides for a maximum $140 million revolving credit loan and matures, with all amounts owed thereunder becoming due and payable, effective December 1, 2000 ("the Credit Facility"). The Partnership and Joint Venture are guarantors under the Credit Facility. The Credit Facility is secured by all the oil and gas properties and other assets of KOGC and its subsidiaries, including the Partnership and the Joint Venture. The agreement covering the Credit Facility provides various financial covenants as well as restrictions on additional debt, mergers and asset sales, but limits the lenders' recourse upon any default to Partnership and Joint Venture assets attributable to Kelley Oil's interests in the Partnership. At December 31, 1998 the borrowing base was $117 million. See Note 1.

NOTE 4 - CASH DISTRIBUTIONS

         To enable to Partnership to fund part of its drilling and recompletion expenditures in excess of contributed capital, distributions were suspended in October 1994 and reinstated for only one quarter in 1995.
See Note 2 - Long-Term Debt.

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Unitholders have a 96.04% share and the general partners a 3.96% share in the costs and revenues of the Partnership. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs (principally general and administrative expenses) allocable to the Partnership.

         Kelley Oil is reimbursed by the Partnership for costs directly associated with acquisition, exploration and development activities. For the years ended December 31, 1996, 1997 and 1998, these costs aggregated $1,000, zero and zero, respectively. The Partnership capitalized $1,000 in 1996 and zero in 1997 and 1998, respectively, of allocated direct costs to oil and gas properties.

         Overhead allocated to the Partnership by Kelley Oil for the years ended December 31, 1996, 1997 and 1998 related to general and administrative expenses aggregated $227,000, $476,000 and $134,000, respectively.

         Substantially all gas sales of KOGC and its subsidiaries, including the Partnership (collectively, "Kelley"), are made to an affiliated company, Concorde Gas Marketing, Inc., a wholly owned subsidiary of Kelley Oil ("CGM"), which remarkets gas to third parties. For 1996, 1997 and 1998, the fee was 2% of the resale price for marketed natural gas.

NOTE 6 - HEDGING ACTIVITIES

         KOGC has periodically used forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. KOGC does not engage in speculative transactions. KOGC's hedging activities also cover the oil and gas production attributable to the Partnership, including the interest in such production of the public unitholders of the Partnership. During 1998, the KOGC used price and basis swap agreements. Price swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold.

         Through natural gas price swap agreements, approximately 49% of the Partnership's natural gas production for 1998 was affected by its hedging transactions at an average NYMEX quoted price of $2.31 per Mmbtu before transaction and transportation costs. As of December 31, 1998, approximately 17% of the Partnership's anticipated natural gas production for 1999 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.36 per Mmbtu before transaction and transportation costs. As of February 28, 1998, approximately 34% of the Partnership's anticipated natural gas production for 1999 has been hedged at an average NYMEX quoted price of $2.15 per Mmbtu before transaction and transportation costs. As of December 31, 1998, approximately 52% of the Partnership's anticipated natural gas production for 1999 has been hedged by natural gas basis swap agreements for production from January 1999 through September 1999. Hedging activities increased Partnership revenues by approximately $50,000 in 1998 as compared to estimated revenues had no hedging activities been conducted.

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

                                 (IN THOUSANDS)


                                                                    YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                           1996              1997             1998
                                                        ----------        ---------         ---------
Unevaluated properties..................................$       --       $       --         $      --
Evaluated properties subject to amortization............    44,333           44,302            44,354
                                                        ----------       ----------         ---------
   Total properties subject to amortization.............    44,333           44,302            44,354
Accumulated depreciation, depletion and amortization....   (40,346)         (40,933)          (41,341)
                                                        ----------       ----------         ---------
   Net capitalized costs................................$    3,987       $    3,369         $   3,013
                                                        ==========       ==========         =========


         Costs Incurred. All costs were incurred in oil and gas property development activities (as defined in the Partnership Agreement) and aggregated $239,000, $41,000 and $52,000 in 1996, 1997 and 1998, respectively.

         Reserves. The following table summarizes the Partnership's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the years ended December 31, 1996, 1997 and 1998 are summarized below. Reserves estimates contained below were prepared by H.J. Gruy & Associates, Inc. ("Gruy"), independent petroleum engineers. See "Estimated Proved Reserves" Uncertainties in Estimating Reserves" under Items 1 and 2 of this Form 10-K.


                                            CRUDE OIL, CONDENSATE
                                            AND NATURAL GAS LIQUIDS                         NATURAL GAS
                                                    (MBBLS)                                   (MMCF)
                                      -----------------------------------       -----------------------------------
                                        1996         1997          1998           1996         1997         1998
                                      ---------    ---------    ---------       --------     --------     ---------
Proved developed
   and undeveloped reserves:
   Beginning of year..................      201          102           78         10,220        7,537         5,521
   Revisions of previous estimates....       (4)         (13)          20           (289)      (1,053)       (1,161)
   Extensions and discoveries.........       --           --           --            251           --            --
   Sale of oil and gas properties.....      (68)          --           --           (807)          --            --
   Production.........................      (27)         (11)         (10)        (1,838)        (963)         (601)
                                      ---------    ---------    ---------       --------     ---------    ---------
     End of year......................      102           78           88          7,537        5,521         3,759
                                      =========    =========    =========       ========     ========     =========
Proved developed reserves
   at end of year.....................      102           78           88          7,537        5,521         3,759
                                      =========    =========    =========       ========     ========     =========

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

                                 (IN THOUSANDS)


                                                                                       AS OF DECEMBER 31,
                                                                           ----------------------------------------
                                                                              1996           1997           1998
                                                                           ---------      ---------       ---------
   Future cash inflows.....................................................$  29,709      $  15,157       $   8,617
   Future production costs.................................................   (3,141)        (3,750)         (3,295)
   Future development costs................................................      (77)          (254)           (186)
                                                                           ---------      ---------       ----------
     Future net cash flows.................................................   26,491         11,153           5,136
   10% annual discount for estimating timing of cash flows.................  (10,771)        (4,535)         (1,964)
                                                                           ---------      ---------       ----------
     Standardized measure of discounted future net cash flows..............$  15,720      $   6,618       $   3,172
                                                                           =========      =========        ========


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

         The standardized measure of discounted future net cash flows as of December 31, 1996, 1997 and 1998 was calculated using prices in effect as of those dates, which averaged $25.36, $17.01 and $9.88, respectively, per barrel of oil and $3.72, $2.49 and $2.06, respectively, per Mcf of natural gas.

         Changes in Standardized Measure. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.

                                 (IN THOUSANDS)


                                                                                  YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                         1996              1997             1998
                                                                       ---------        ---------         ---------
Changes due to current year operations:
   Sales of oil and gas, net of production costs.......................$  (3,991)       $  (1,746)        $    (901)
   Sales of reserves in place..........................................   (1,321)              --                --
   Extensions and discoveries, net of future production costs..........      310               --                --
   Development costs incurred during the year..........................      242               24                --
Changes due to revisions in standardized variables:
   Prices and production costs.........................................    7,765           (6,699)           (2,304)
   Revisions of previous quantity estimates............................     (739)          (1,279)             (766)
   Estimated future development costs..................................     (230)            (133)              (53)
   Accretion of discount...............................................    1,289            1,572               662
   Production rates (timing) and other.................................     (499)            (841)              (84)
                                                                       ---------        ---------         ----------
     Net increase (decrease)...........................................    2,826           (9,102)           (3,446)
Beginning of year......................................................   12,894           15,720             6,618
                                                                       ---------        ---------         ---------
End of year............................................................$  15,720        $   6,618         $   3,172
                                                                       =========        =========         =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF KELLEY OIL CORPORATION

GENERAL

         The Partnership has no directors, officers or employees. Directors and officers of Kelley Oil perform all management functions for the Partnership. Kelley Oil had 68 employees as of December 31, 1998, and its staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance, accounting, and administration.

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


                                                                                                 OFFICER
                                                                                                   OR
                                                                                               DIRECTOR OF
                                                                                               THE COMPANY
NAME                            AGE     POSITION                                                  SINCE
----                            ---     --------                                               -----------
John F. Bookout................. 76     President, Chief Executive Officer and  a director        1996
Rick G. Lester.................. 47     Senior Vice President and Chief Financial Officer         1998
Dallas D. Laumbach.............. 62     Senior Vice President-Exploration and Production          1996


         John F. Bookout joined Kelley Oil as Chairman of the Board, President and Chief Executive Officer in February 1996. He served as Chairman of the Board of Contour Production Company L.L.C. ("Contour") since its inception in 1993.

         Rick G. Lester was elected Senior Vice President and Chief Financial Officer and a director of Kelley Oil in October 1998. Previously, he was Vice President and Chief Financial Officer of Domain Energy Corporation.

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


ITEM 11.  EXECUTIVE COMPENSATION

         Not applicable.  See "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS

         The following table sets forth information as of December 31, 1998 with respect to the only Unitholder known by the Partnership to own beneficially more than five percent of the Partnership's Units.


                               AMOUNT & NATURE
NAME AND ADDRESS OF             OF BENEFICIAL              PERCENT
BENEFICIAL OWNER                  OWNERSHIP               OF CLASS
-------------------            ---------------            --------
Kelley Oil Corporation           13,422,310                83.72%
601 Jefferson, Suite 1100          Direct
Houston, Texas  77002


MANAGEMENT

         The following table sets forth information as of December 31, 1998 with respect to Units beneficially owned, directly or indirectly, by each of the directors of Kelley Oil and by all officers and directors of Kelley Oil as a group.



                               AMOUNT & NATURE
NAME AND ADDRESS OF             OF BENEFICIAL              PERCENT
BENEFICIAL OWNER                 OWNERSHIP(1)              OF CLASS
-------------------            ---------------             --------
John F. Bookout                         --                    --
Dallas D. Laumbach                      --                    --
Rick G. Lester                          --                    --
All directors and officers
   as a group (8 persons)             None                  None


     (1)Represents direct beneficial ownership.


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

         Kelley Oil is reimbursed for its direct costs and an allocable portion of its general and administrative expenses incurred as Managing General Partner. See Note 5 of the Notes to Financial Statements.

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


     (b) REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 1999.


                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM


              By: KELLEY OIL CORPORATION, Managing General Partner




By:      /s/ John F. Bookout                By:     /s/ Rick G. Lester
   -----------------------------------         --------------------------------
           John F. Bookout                            Rick G. Lester
       Chief Executive Officer                     Senior Vice President
                                                and Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 15th day of April, 1999 by the following persons in their capacity as directors of the Registrant's managing general partner.



             /s/ John F. Bookout                    /s/ Dallas D. Laumbach
   -----------------------------------         --------------------------------
               John F. Bookout                        Dallas D. Laumbach



             /s/ Rick G. Lester
   -----------------------------------
               Rick G. Lester

                                 EXHIBIT INDEX


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