Form 10-Q
period 1999-03-31
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 1999-05-20
CIK 891011

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


FOR THE QUARTER ENDED MARCH 31, 1999                 COMMISSION FILE NO. 0-20998



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
                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----
      Balance Sheets as of December 31, 1998 and March 31, 1999 (unaudited).................................   2

      Statements of Income for the three months ended March 31, 1998 (unaudited) and 1999 (unaudited).......   3

      Statements of Cash Flows for the three months ended March 31, 1998 (unaudited) and 1999 (unaudited)...   4

      Notes to Financial Statements (unaudited).............................................................   5

      Management's Discussion and Analysis of Financial Condition and Results of Operations.................   7

PART II.  OTHER INFORMATION.................................................................................  10

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                    DECEMBER 31,      MARCH 31,
                                                                        1998            1999
                                                                    ------------    ------------
                                                                                     (UNAUDITED)
ASSETS:
   Cash and cash equivalents ....................................   $       --      $       --
   Accounts receivable - trade ..................................             12              13
   Accounts receivable - affiliates .............................            109            --
                                                                    ------------    ------------
   Total current assets .........................................            121              13
                                                                    ------------    ------------
   Oil and gas properties, successful efforts method:
     Properties subject to amortization .........................         44,354          44,377
     Less:  Accumulated depreciation, depletion & amortization ..        (41,826)        (41,927)
                                                                    ------------    ------------
   Total oil and gas properties .................................          2,528           2,450
                                                                    ------------    ------------
     Total assets ...............................................   $      2,649    $      2,463
                                                                    ============    ============

LIABILITIES:
   Accounts payable and accrued expenses ........................   $         98    $         61
                                                                    ------------    ------------
   Total current liabilities ....................................             98              61
                                                                    ------------    ------------
   Long term note payable - affiliate ...........................          2,488           2,335
                                                                    ------------    ------------
   Total liabilities ............................................          2,586           2,396
                                                                    ------------    ------------

PARTNERS' EQUITY:
   LP Unitholders' equity .......................................            (20)            (19)
   GP Unitholders' equity .......................................             80              83
   Managing and special general partners' equity ................              3               3
                                                                    ------------    ------------
   Total partners' equity .......................................             63              67
                                                                    ------------    ------------
     Total liabilities and partners' equity .....................   $      2,649    $      2,463
                                                                    ============    ============

See Notes to Financial Statements (unaudited).

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                          1998         1999
                                                       ----------   ----------
REVENUES:
   Oil and gas sales ...............................   $      425   $      334
                                                       ----------   ----------
   Total revenues ..................................          425          334
                                                       ----------   ----------

COSTS AND EXPENSES:
   Lease operating expenses ........................           65          116
   Severance taxes .................................           24           17
   General and administrative expenses .............           36           32
   Interest expense ................................           79           64
   Depreciation, depletion and amortization ........          111          101
                                                       ----------   ----------
   Total expenses ..................................          315          330
                                                       ----------   ----------
Net income .........................................   $      110   $        4
                                                       ==========   ==========

Net income allocable to LP and GP Unitholders ......   $      106   $        3
                                                       ==========   ==========

Net income allocable to managing and
   special general partners ........................   $        4   $        1
                                                       ==========   ==========

Net income per LP and GP Unit ......................   $      .01   $     --
                                                       ==========   ==========

Average LP and GP Units outstanding ................       16,033       16,033
                                                       ==========   ==========


See Notes to Financial Statements (unaudited).

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               ------------------------
                                                                  1998          1999
                                                               ----------    ----------
OPERATING ACTIVITIES:
   Net income ..............................................   $      110    $        4
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization ..............          111           101
   Changes in operating assets and liabilities:
     Decrease in accounts receivable .......................           64           108
     Decrease in accounts payable and accrued expenses .....          (28)          (37)
                                                               ----------    ----------
   Net cash provided by operating activities ...............          257           176
                                                               ----------    ----------

INVESTING ACTIVITIES:
   Capital expenditures ....................................         --             (23)
                                                               ----------    ----------
   Net cash used in investing activities ...................         --             (23)
                                                               ----------    ----------

FINANCING ACTIVITIES:
   Principal payments on long-term borrowings ..............         (257)         (153)
                                                               ----------    ----------
   Net cash used in financing activities ...................         (257)         (153)
                                                               ----------    ----------
Increase (decrease) in cash and cash equivalents ...........         --            --
Cash and cash equivalents, beginning of period .............         --            --
                                                               ----------    ----------
Cash and cash equivalents, end of period ...................   $     --      $     --
                                                               ==========    ==========


See Notes to Financial Statements (unaudited).

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - GENERAL, INDUSTRY CONDITIONS AND LIQUIDITY

         General. The accompanying unaudited interim financial statements of Kelley Partners 1992 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 1999 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 2 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form 10-K.

         During 1998 and through the first quarter of 1999, the oil and gas industry experienced a world-wide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many entities in the oil and gas industry, including Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Kelley Oil & Gas Corporation ("KOGC") and the Partnership, experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. To address these liquidity issues, KOGC has taken the measures discussed in the following paragraphs.

         In April 1999, KOGC entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of its interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, KOGC: (1) received an $83 million cash payment (subject to certain post-closing adjustments), (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving KOGC of significant operating, exploration and development costs in the future. The effective date of the transaction was May 1, 1999 and it closed on May 17, 1999.

         As part of the Phillips transaction described above, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips and received funds of $2.1 million, pending adjustments. The Partnership's reserve quantities attributable to such fields represent approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production.

         In April 1999, KOGC negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of KOGC's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by KOGC. With the consummation of the Phillips transaction, KOGC is obligated to offer to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest to the date of the repurchase within 30 days of such closing.

         In April 1999, KOGC began an offer to purchase ("Offer to Purchase") the outstanding principal amounts of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount. On May 17, 1999, KOGC funded the repurchase of $46.1 million of the Securities through the Offer to Purchase and will recognize an extraordinary gain of approximately $18.9 million in the second quarter of 1999.

         The net proceeds from the combination of these transactions and cash on hand were used by KOGC to repay all borrowings outstanding under its Credit Facility of $115.5 million plus accrued interest, to fund cash collateral for a $1.5 million letter of credit, and to fund the repurchase of $46.1 million of Securities under the Offer to Purchase, all at May 17, 1999. The remaining net proceeds and cash flow from operations will be used to repurchase up to $35 million of Notes at 104% of their principal amount and for general corporate purposes.

         While industry conditions cannot be predicted with certainty and are dependent upon a number of commodity and economic factors which are beyond KOGC's control, KOGC believes that the cash on hand subsequent to the consummation of the above transactions and the recent increase in oil and natural gas prices, if continued, will sustain its operations over the short-term. However, KOGC will continue to have significant debt outstanding and limited ability to incur further indebtedness, which, combined with industry conditions beyond its control, may adversely affect its financial condition, results of operations and cash flows.

         Comprehensive Income. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of March 31, 1999, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

         Derivative and Hedge Accounting. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of SFAS 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of the Statement. Retroactive application to periods prior to adoption is not allowed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1992, Kelley Partners 1992 Development Drilling Program (the "Partnership") issued units of limited and general partner interests ("Units"). The Units represent 96.04% of the total interests in the Partnership. In addition, the Partnership issued managing and special general partner interests representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Kelley Oil & Gas Corporation ("KOGC") owns 83.72% of the Units, together with its 3.94% managing general partnership interest.

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

           Through natural gas price swap agreements, approximately 66% of the Partnership's natural gas production for the first quarter of 1999 was affected by hedging transactions at an average NYMEX quoted price of $2.31 per Mmbtu before transaction and transportation costs. Hedging activities increased Partnership revenues by approximately $54,000 in the first quarter of 1999 as compared to estimated revenues had no hedging activities been conducted. As of March 31, 1999, approximately 24% of the Partnership's anticipated natural gas production for the remainder of 1999 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.03 per Mmbtu before transaction and transportation costs. In addition, as of March 31, 1999, outstanding natural gas basis swap agreements hedged approximately 46% of the Partnership's anticipated natural gas production for April 1999 through September 1999.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1999 and 1998. Oil and gas revenues of $334,000 for the first quarter of 1999 decreased 21% compared to $425,000 in the corresponding quarter of 1998 as a result of lower production and prices. Production of natural gas decreased 16% from 184,000 Mcf in the first quarter of 1998 to 154,000 Mcf in the current quarter, while the average price of natural gas decreased 7% from $2.13 per Mcf in the first quarter of 1998 to $1.98 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 2,374 barrels, with an average sales price of $11.39 per barrel compared to 2,159 barrels at $15.61 per barrel in the same quarter last year, representing a volume increase of 10% and a price decrease of 27%. Natural gas production decreased due to natural depletion.

         Lease operating expenses and severance taxes were $133,000 in the current quarter versus $89,000 in the first quarter of 1998, an increase of 49%. The increase was primarily related to higher workover expenses and other field related expenses, partially offset by lower severance taxes. On a unit of production basis, these expenses increased to $0.79 per Mcfe in the first quarter of 1999 from $0.45 per Mcfe in the same quarter of 1998, due to the increase in lease operating expenses and the decline in production volumes.

         General and administrative expenses ("G&A") of $32,000 in the current quarter decreased 11% from $36,000 in the first quarter of 1998. On a unit of production basis, these expenses were essentially unchanged from the prior period ($0.18 per Mcfe in the first quarter of 1998 compared to $.19 per Mcfe in the first quarter of 1999).

         In the first quarters of 1999 and 1998, the Partnership incurred interest expense of $64,000 and $79,000, respectively, on a loan advanced to it by Kelley Oil in August 1994 ("Initial Loan") to fund part of its drilling expenditures in excess of contributed capital. The reduction reflects the lower average note payable balance outstanding in the first quarter of 1999 as compared to the same period in 1998. See "Liquidity and Capital Resources" below.

         Depreciation, depletion and amortization ("DD&A") expense decreased 9% from $111,000 in the first quarter of 1998 to $101,000 in the current quarter due to lower production levels partially offset by higher depletion rates. On a unit of production basis, DD&A expense increased to $0.60 per Mcfe in the first quarter of 1999 from $0.56 per Mcfe in the same quarter last year.

         The Partnership recognized net income of $4,000 or $0.00 per Unit for the first quarter of 1999. For the first quarter of 1998, the Partnership recognized net income of $110,000 or $0.01 per Unit. The reasons for the variance between the first quarter of 1999 and the first quarter of 1998 are described in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during the first three months of 1999, as reflected on its statement of cash flows, totaled $176,000. During the period, funds used in investing activities were comprised of capital expenditures of $23,000. During the period, funds used in financing activities consisted of a reduction in the Initial Loan principal of $153,000. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 1998.

         During 1998 and through the first quarter of 1999, the oil and gas industry experienced a world-wide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many entities in the oil and gas industry, including Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Kelley Oil & Gas Corporation ("KOGC") and the Partnership, experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. To address these liquidity issues, KOGC has taken the measures discussed in the following paragraphs.

         In April 1999, KOGC entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of its interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, KOGC: (1) received an $83 million cash payment (subject to certain post-closing adjustments), (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving KOGC of significant operating, exploration and development costs in the future. The effective date of the transaction was May 1, 1999 and it closed on May 17, 1999.

         As part of the Phillips transaction described above, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips and received funds of $2.1 million, pending adjustments. The Partnership's reserve quantities attributable to such fields represent approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production.

         In April 1999, KOGC negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of KOGC's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by KOGC. With the consummation of the Phillips transaction, KOGC is obligated to offer to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest to the date of the repurchase within 30 days of such closing.

         In April 1999, KOGC began an offer to purchase ("Offer to Purchase") the outstanding principal amounts of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount. On May 17, 1999, KOGC funded the repurchase of $46.1 million of the Securities through the Offer to Purchase and will recognize an extraordinary gain of approximately $18.9 million in the second quarter of 1999.

         The net proceeds from the combination of these transactions and cash on hand were used by KOGC to repay all borrowings outstanding under its Credit Facility of $115.5 million plus accrued interest, to fund cash collateral for a $1.5 million letter of credit, and to fund the repurchase of $46.1 million of Securities under the Offer to Purchase, all at May 17, 1999. The remaining net proceeds and cash flow from operations will be used to repurchase up to $35 million of Notes at 104% of their principal amount and for general corporate purposes.

         While industry conditions cannot be predicted with certainty and are dependent upon a number of commodity and economic factors which are beyond KOGC's control, KOGC believes that the cash on hand subsequent to the consummation of the above transactions and the recent increase in oil and natural gas prices, if continued, will sustain its operations over the short-term. However, KOGC will continue to have significant debt outstanding and limited ability to incur further indebtedness, which, combined with industry conditions beyond its control, may adversely affect its financial condition, results of operations and cash flows.

         Capital Resources. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs.

         Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. The Partnership's operating cash flows are currently being applied to pay interest and principal on the Initial Loan. At March 31, 1999, $2,335,000 of the $6,000,000 Initial Loan remained outstanding. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the outstanding balance of the Initial Loan.

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

FORWARD-LOOKING STATEMENTS

         Statements contained in this Report and other materials filed or to be filed by the Partnership with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Partnership or its representatives) that are forward-looking in nature are intended to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Partnership. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Partnership, including rates of inflation, oil and natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and natural gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities and those risk factors described on pages 9 and 10 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the first quarter of 1999.

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



                                          KELLEY PARTNERS 1992
                                          DEVELOPMENT DRILLING PROGRAM

                                          By:  KELLEY OIL CORPORATION
                                               Managing General Partner


Date: May 20, 1999                        By:       /s/ Rick G. Lester
                                             ---------------------------------
                                                        Rick G. Lester
                                                   Senior Vice President and
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer)
                                                 (Principal Financial Officer)

                                 EXHIBIT INDEX


              EXHIBIT
              NUMBER       DESCRIPTION
              -------      -----------
                27         Financial Data Schedule (included only in the
                           electronic filing of this document).