Form 10-Q
period 1999-09-30
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 1999-11-15
CIK 891011

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


FOR THE QUARTER ENDED SEPTEMBER 30, 1999            COMMISSION FILE NO. 0-20998



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
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                            PAGE
      Item I.  Financial Statements:
      Balance Sheets as of December 31, 1998 and September 30, 1999 (unaudited)..........................   2

      Statements of Income for the three months and nine months ended
         September 30, 1998 and 1999 (unaudited).........................................................   3

      Statements of Cash Flows for the nine months ended September 30, 1998 and 1999 (unaudited).........   4

      Notes to Financial Statements (unaudited)..........................................................   5

      Item II.  Management's Discussion and Analysis of Financial Condition and Results of Operations....   7

      Item III. Quantitative and Qualitative Disclosure About Market Risk................................  11

PART II.  OTHER INFORMATION..............................................................................  11

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                           DECEMBER 31,        SEPT. 30,
                                                                               1998              1999
                                                                           ------------      ------------
                                                                                              (UNAUDITED)
ASSETS:
   Cash and cash equivalents .........................................     $         --      $         --
   Accounts receivable - trade .......................................               12                28
   Accounts receivable - affiliates ..................................              109                 6
                                                                           ------------      ------------
   Total current assets ..............................................              121                34
                                                                           ------------      ------------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization ..............................           44,354            41,466
     Less:  Accumulated depreciation, depletion and amortization .....          (41,826)          (40,367)
                                                                           ------------      ------------
   Total oil and gas properties ......................................            2,528             1,099
                                                                           ------------      ------------
Total assets .........................................................     $      2,649      $      1,133
                                                                           ============      ============

LIABILITIES:
   Accounts payable and accrued expenses .............................     $         98      $         78
                                                                           ------------      ------------

   Total current liabilities .........................................               98                78
                                                                           ------------      ------------

   Long term note payable - affiliate ................................            2,488               210
                                                                           ------------      ------------
Total liabilities ....................................................            2,586               288
                                                                           ------------      ------------

PARTNERS' EQUITY:
   LP Unitholders' equity ............................................              (20)               83
   GP Unitholders' equity ............................................               80               728
   Managing and special general partners' equity .....................                3                34
                                                                           ------------      ------------
Total partners' equity ...............................................               63               845
                                                                           ------------      ------------
Total liabilities and partners' equity ...............................     $      2,649      $      1,133
                                                                           ============      ============


See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                                                 -------------------------      -------------------------
                                                                    1998           1999            1998           1999
                                                                 ----------     ----------      ----------     ----------
REVENUES:
   Oil and gas sales .......................................     $      369     $      137      $    1,175     $      679
   Gain on sale of properties ..............................             --             --              --            855
                                                                 ----------     ----------      ----------     ----------
   Total revenues ..........................................            369            137           1,175          1,534
                                                                 ----------     ----------      ----------     ----------

EXPENSES:
   Lease operating expenses ................................            112             52             321            247
   Severance taxes .........................................             21             12              65             41
   General and administrative expenses .....................             45             26             111             80
   Interest expenses .......................................             69             61             221            187
   Depreciation, depletion and amortization ................            107             39             317            198
                                                                 ----------     ----------      ----------     ----------
   Total expenses ..........................................            354            190           1,035            753
                                                                 ----------     ----------      ----------     ----------
Net income (loss) ..........................................     $       15     $      (53)     $      140     $      781
                                                                 ==========     ==========      ==========     ==========


Net income (loss) allocable to LP and GP unitholders .......     $       14     $      (51)     $      134     $      750
                                                                 ==========     ==========      ==========     ==========

Net income (loss) allocable to managing and
   special general partners ................................     $        1     $       (2)     $        6     $       31
                                                                 ==========     ==========      ==========     ==========
Net income (loss) per LP and GP unit .......................     $       --     $       --      $      .01     $      .05
                                                                 ==========     ==========      ==========     ==========

Average LP and GP units outstanding ........................         16,033         16,033          16,033         16,033
                                                                 ==========     ==========      ==========     ==========


See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 NINE MONTHS ENDED SEPT. 30,
                                                                 --------------------------
                                                                     1998            1999
                                                                 ----------      ----------
OPERATING ACTIVITIES:
   Net income ..............................................     $      140      $      781
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Gain on sale of properties ............................             --            (855)
     Depreciation, depletion and amortization ..............            317             198
   Changes in operating assets and liabilities:
     Decrease in accounts receivable .......................             99              87
     Decrease in accounts payable and accrued expenses .....             (5)            (20)
                                                                 ----------      ----------
   Net cash provided by operating activities ...............            551             191
                                                                 ----------      ----------

INVESTING ACTIVITIES:
   Capital expenditures ....................................             (9)            (16)
   Proceeds from the sale of properties ....................             --           2,103
                                                                 ----------      ----------
   Net cash (used in) provided by investing activities .....             (9)          2,087
                                                                 ----------      ----------

FINANCING ACTIVITIES:
   Principal payments on long-term borrowings ..............           (542)         (2,278)
                                                                 ----------      ----------
   Net cash used in financing activities ...................           (542)         (2,278)
                                                                 ----------      ----------
Decrease in cash and cash equivalents ......................             --              --
Cash and cash equivalents, beginning of period .............             --              --
                                                                 ----------      ----------
Cash and cash equivalents, end of period ...................     $       --      $       --
                                                                 ==========      ==========



See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - GENERAL, INDUSTRY CONDITIONS AND LIQUIDITY

         General. The accompanying unaudited interim financial statements of Kelley Partners 1992 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 1999 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 2 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form 10-K.

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

         As part of the Phillips transaction described above, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips for $2.1 million, pending adjustments. The Partnership's reserve quantities attributable to such fields represent approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production. In the third quarter of 1999, the sales proceeds were applied to reduce the Partnership's loan to Kelley Oil.

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

         The net proceeds from the combination of these transactions and cash on hand were used by Contour to repay all borrowings outstanding under its credit facility of $115.5 million plus accrued interest, to fund cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million, to fund the repurchase of $46.1 million aggregate principal amount of Contour's 7 7/8% convertible Subordinated Notes due December 15, 1999 and 8 1/2% Convertible Subordinated Debentures due April 1, 2000, at a cost of approximately $28.5 million, all at May 17, 1999 and to repurchase $35 million of Notes at 104% of their principal amount. Contour will use any remaining net proceeds for general corporate purposes.

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

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of September 30, 1999, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

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

         In April 1999, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips Petroleum Company for $2.1 million, pending adjustments. The Partnership's reserve quantities attributable to such fields represent approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production. In the third quarter of 1999, the sales proceeds were applied to reduce the Partnership's loan to Kelley Oil.

         Drilling Operations. Since inception, the Partnership participated in drilling 39 gross (15.23 net) wells, of which 30 gross (11.07 net) wells were found productive and 9 gross (4.16 net) wells were dry.

         Hedging Activities. Contour periodically uses forward sales contracts, natural gas and crude oil price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. Contour's hedging activities also cover the natural gas and crude oil production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. The credit risk exposure from counterparty nonperformance on natural gas and crude oil forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. Contour has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

         Through natural gas price swap agreements, approximately 54% and 44% of the Partnership's natural gas production for the third quarter of 1999 and first nine months of 1999, respectively, was affected by hedging transactions at an average NYMEX quoted price of $2.09 per Mmbtu and $2.18 per Mmbtu, respectively, before transaction and transportation costs. Through crude oil price swap agreements, the Partnership hedged approximately 46% and 17% of its crude oil production for the third quarter of 1999 and the first nine months of 1999, respectively, at average NYMEX quoted prices of $20.00 per bbl, before transaction and transportation costs. Hedging activities decreased Partnership revenues by approximately $25,000 in the third quarter of 1999 and increased Partnership revenues by approximately $40,000 in the first nine months of 1999, as compared to estimated revenues had no hedging activities been conducted. As of September 30, 1999, approximately 22% of the Partnership's anticipated natural gas production for the remainder of 1999 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.13 per Mmbtu before transaction and transportation costs. As of September 30, 1999, approximately 56% of the Partnership's anticipated crude oil production for the remainder of 1999 had been hedged by crude oil price swap agreements at an average NYMEX quoted price of $20.00 per bbl., before transaction and transportation costs.

RESULTS OF OPERATIONS

         Three Months Ended September 30, 1999 and 1998. Oil and gas revenues of $137,000 for the third quarter of 1999 decreased 63% compared to $369,000 in the corresponding quarter of 1998 primarily as a result of lower gas production. Production of natural gas decreased 72% from 168,000 Mcf in the third quarter of 1998 to 47,000 Mcf in the current quarter primarily due to the sale of properties in the second quarter of 1999 to Phillips Petroleum Company, see Liquidity and Capital Resources for further discussion. The average price of natural gas decreased 10% from $2.09 per Mcf in the third quarter of 1998 to $1.88 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 2,737 barrels, with an average sales price of $19.10 per barrel compared to 3,273 barrels at $13.38 per barrel in the same quarter last year, representing a volume decrease of 16% and a price increase of 43%.

         Lease operating expenses and severance taxes were $64,000 in the current quarter versus $133,000 in the third quarter of 1998, a decrease of 52%. The decrease was due primarily to lower second quarter 1999 lifting costs resulting from lower gas production due to the sale of properties in the second quarter of 1999. On a unit of production basis, these expenses increased to $1.01 per Mcfe in the third quarter of 1999 from $0.71 per Mcfe in the same quarter of 1998.

         General and administrative ("G&A") expenses of $26,000 in the current quarter decreased 42% from $45,000 in the third quarter of 1998. Lower third quarter 1999 Partnership production activity caused the decline in G&A expenses charged by Kelley Oil to the Partnership. On a unit of production basis, these expenses increased from $0.24 per Mcfe in the third quarter of 1998 to $0.41 per Mcfe in the current quarter.

         Depreciation, depletion and amortization ("DD&A") expenses decreased 64% from $107,000 in the third quarter of 1998 to $39,000 in the current quarter due to lower current quarter production levels related to the sale of properties in the second quarter of 1999. On a unit of production basis, DD&A expenses increased to $0.61 per Mcfe in the third quarter of 1999 from $0.57 per Mcfe in the same quarter last year.

         The Partnership recognized a net loss of $53,000 or $0.00 per Unit for the third quarter of 1999. For the third quarter of 1998, the Partnership recognized net income of $15,000 or $0.00 per Unit. The reasons for the variance between the third quarter of 1999 and the third quarter of 1998 are described in the foregoing discussion.

         Nine Months Ended September 30, 1999 and 1998. Oil and gas revenues of $679,000 for the first nine months of 1999 decreased 42% compared to $1,175,000 in the corresponding period of 1998 as a result of lower gas production and lower gas and oil prices. Production of natural gas decreased 44% from 511,000 Mcf in the first nine months of 1998 to 285,000 Mcf in the current period primarily due to the sale of properties to Phillips Petroleum Company. The average price of natural gas was $2.02 per Mcf in the first nine months of 1999 compared to $2.09 per Mcf in the prior year. Production of crude oil in the current period totaled 7,689 barrels, with an average sales price of $15.63 per barrel compared to 7,608 barrels at $14.13 per barrel in the same period last year, representing a volume increase of 1% and a price increase of 11%. In the first half of 1999, the Partnership conveyed its interests in the West Bryceland and Sailes fields to Phillips Petroleum Company. This transaction resulted in a second quarter 1999 gain on sale of properties of $855,000; see Liquidity and Capital Resources for further discussion.

         Lease operating expenses and severance taxes were $288,000 in the current period versus $386,000 in the first nine months of 1998, a decrease of 25%. The decrease was due primarily to lower lifting costs in the first nine months of 1999 resulting from lower gas production related to the sale of properties in the first half of 1999. On a unit of production basis, these expenses increased to $0.87 per Mcfe in the first nine months of 1999 from $0.70 per Mcfe in the year-earlier period.

         G&A expenses of $80,000 in the current period decreased 28% from $111,000 in the first nine months of 1998. Lower current period Partnership production activity caused the decline in G&A expenses charged by Kelley Oil to the Partnership. On a unit of production basis, these expenses increased from $0.20 per Mcfe in the first nine months of 1998 to $0.24 per Mcfe in the current period.

         In the first nine months of 1999 and 1998, the Partnership incurred interest expenses of $187,000 and $221,000, respectively, on a loan advanced to it by Kelley Oil in August 1994 ("Initial Loan") to fund part of its drilling expenditures in excess of contributed capital. The reduction reflects the lower average note payable balance outstanding in the first nine months of 1999. See "Liquidity and Capital Resources" below.

         DD&A expenses decreased 38% from $317,000 in the first nine months of 1998 to $198,000 in the current period due to lower current period production levels. On a unit of production basis, DD&A expenses increased to $0.60 per Mcfe in the first nine months of 1999 from $0.57 per Mcfe in the same period last year.

         The Partnership recognized net income of $781,000 or $0.05 per Unit for the first nine months of 1999. For the first nine months of 1998, the Partnership recognized net income of $140,000 or $0.01 per Unit. The reasons for the variance between the first nine months of 1999 and the first nine months of 1998 are described in the foregoing discussion.

         The results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during the first nine months of 1999, as reflected on its statement of cash flows, totaled $191,000. During the period, funds provided by investing activities included proceeds from the sale of properties to Phillips of $2,103,000 partially offset by capital expenditures of $16,000, and funds used in financing activities included a reduction in the Initial Loan principal of $2,278,000. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 1998.

         During 1998 and through the first quarter of 1999, the oil and gas industry experienced a world-wide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many entities in the oil and gas industry, including Kelley Oil Corporation and the Partnership, experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. To address these liquidity issues, Contour has taken the measures discussed in the following paragraphs.

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

         As part of the Phillips transaction described above, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips for $2.1 million, pending adjustments. The Partnership's reserve quantities attributable to such fields represent approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production. In the third quarter of 1999, the sales proceeds were applied to reduce the Partnership's loan to Kelley Oil.

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

         The net proceeds from the combination of these transactions and cash on hand were used by Contour to repay all borrowings outstanding under its credit facility of $115.5 million plus accrued interest, to fund cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million, to fund the repurchase of $46.1 million aggregate principal amount of Contour's 7 7/8% Convertible Subordinated Notes due December 15, 1999 and 8 1/2% Convertible Subordinated Debentures due April 1, 2000, at a cost of approximately $28.5 million, all at May 17, 1999 and to repurchase $35 million of Notes at 104% of their principal amount. Contour will use any remaining net proceeds for general corporate purposes.

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

         Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. The Partnership's operating cash flows are currently being applied to pay interest and principal on the Initial Loan. At September 30, 1999, $210,000 of the $6,000,000 Initial Loan remained outstanding. As discussed earlier, the Partnership's proceeds of $2.1 million from the Phillips transaction were used to reduce the Partnership's loan. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the remaining outstanding balance of the Initial Loan.

         Year 2000. Contour reviewed and evaluated its Year 2000 issues. These issues involve the potential disruption to systems, processes, and business practices that may occur if system hardware and software utilized by Contour, its vendors, and customers are unable to process year 2000 data.

         Contour has worked closely with its information systems and technology vendors to install updated software, where appropriate, that will be Year 2000 compliant. All of the critical Year 2000 internal systems issues have been tested and corrected, where necessary.

         Contour identified those vendors and others that it believes provide material services or are vital to its business. Discussions and correspondence with these companies to determine their Year 2000 readiness have been conducted throughout 1999 and are essentially complete.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See discussion in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities.

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

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the third quarter of 1999.

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



                                        KELLEY PARTNERS 1992
                                        DEVELOPMENT DRILLING PROGRAM

                                        By:  KELLEY OIL CORPORATION
                                             Managing General Partner


Date: November 15, 1999                 By:          /s/ Rick G. Lester
                                             ---------------------------------
                                                      Rick G. Lester
                                                  Chief Financial Officer
                                                 (Duly Authorized Officer)
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

              EXHIBIT
              NUMBER              DESCRIPTION
              -------             -----------
               27        Financial Data Schedule (included only in the
                         electronic filing of this document).