Form 10-K
period 1999-12-31
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 2000-04-03
CIK 891011

================================================================================

                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D. C. 20549

                                                      FORM 10-K

                                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999                                             COMMISSION FILE NO. 0-20998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 24, 2000, Kelley Partners 1992 Development Drilling Program had 16,033,009 units of limited and general partner interests (the "Units") outstanding. The Units are not publicly traded.

================================================================================

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

INTRODUCTION

         General. Kelley Partners 1992 Development Drilling Program, a Texas limited partnership (the "Partnership"), was formed in 1992 to develop oil and gas properties located onshore in Louisiana. The Partnership issued a total of 16,033,009 units of limited and general partner interests ("Units"), representing 96.04% of the total interests in the Partnership, for $48,099,027. The Units consist of 1,647,500 Units of limited partner interests ("LP Units") and 14,385,509 Units of general partner interests ("GP Units"). In addition, the Partnership issued managing and special general partner ("General Partner") interests, representing the other 3.96% of the total interests in the Partnership, for $1,983,258. Kelley Oil Corporation, the managing general partner of the Partnership (the "Managing General Partner" or "Kelley Oil"), owns 83.72% of the Units and a 3.94% General Partner interest. Kelley Oil is a subsidiary of Contour Energy Co. (formerly Kelley Oil & Gas Corporation), collectively with its subsidiaries ("Contour").

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

         In 1999, Contour undertook several strategic actions in response to the severe downturn in the industry in 1998 caused by low commodity prices and the closing of the capital markets to smaller oil and gas companies. These actions, described below, were designed to increase the near-term liquidity of Contour, Kelley Oil and the Partnership, provide capital for ongoing capital expenditure programs and establish a stronger base for future growth.

         In April 1999, Contour entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of its interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana ("Phillips Transaction"). Pursuant to the agreement, Contour: (1) received an $83 million cash payment, (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving Contour of significant operating, exploration and development costs in the future. The transaction closed on May 17, 1999.

         As part of the Phillips Transaction described above, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips for $2.1 million. The Partnership's reserve quantities attributable to such fields represented approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production. In the third quarter of 1999, the sales proceeds were applied to reduce the Partnership's loan to Kelley Oil.

         In April 1999, Contour negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of Contour's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by Contour. In accordance with the Notes indenture, on June 30, 1999, Contour funded $37.5 million to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest and commitment fees to the date of the repurchase.

         On May 17, 1999, Contour funded $28.5 million to repurchase $46.1 million of the outstanding principal amounts of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount (not including accrued interest paid of $1.2 million).

         In addition, on May 17, 1999, Contour repaid all borrowings outstanding under its credit facility of $115.5 million plus accrued interest and terminated the revolving credit facility and funded cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million. Contour used net proceeds remaining from the transactions for general corporate purposes.

         Contour has received the benefits of a general increase in the level of commodity prices over the past several months. This increase, combined with the actions described above, have provided Contour with near-term liquidity and capital for its ongoing operations. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. In addition, Contour continues to have significant debt outstanding relative to its asset base and pays a high portion of its cash flow to service such debt. Furthermore, as Contour does not have a revolving credit facility, it also does not have ready access to incremental sources of capital to supplement its operational requirements. Contour believes that it has the ability for the foreseeable future based on its current condition, including economic conditions, to meet all obligations as they come due and fund its current capital expenditure program from cash on hand and operational cash flows. However, because of the combination of the factors described herein and the uncertainty of drilling successes required to sustain or increase operational cash flows, there can be no assurance that Contour will be able to fund future obligations.

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

         Development and Production. From inception through the completion of drilling activities in 1994, the Partnership participated in drilling 39 gross wells, of which 30 gross (11.07 net) wells were productive and 9 gross (4.16 net) wells were dry. Subsequently, two producing Partnership wells were plugged when production declined to noncommercial levels. From its inception through 1999, the Partnership produced 10.5 Bcf of natural gas and 203,482 barrels of oil and natural gas liquids, generating total oil and gas revenues of $24,621,000, of which $4,506,000 or $0.27 per Unit has been distributed to the partners. To enable the Partnership to fund part of its drilling and recompletion expenses in excess of contributed capital, quarterly distributions were suspended in October 1994, reinstated for only one quarter in 1995, and suspended again thereafter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ESTIMATED PROVED RESERVES

         General. The estimated gross quantities of proved and proved developed reserves for properties in which the Partnership owns interests were prepared as of January 1, 1998, 1999 and 2000, by an independent petroleum engineering firm. For the reserves at January 1, 2000, Contour applied appropriate Partnership revenue interests to determine the Partnership's net proved reserves shown below.

         Quantities. The following table sets forth the Partnership's estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas as of January 1, 1998, 1999 and 2000. Proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion.

                            ESTIMATED PROVED RESERVES

                                                                                         AS OF JANUARY 1,
                                                                                -----------------------------------
                                                                                  1998         1999         2000
                                                                                --------     --------     ---------
Crude oil and liquids (Mbbl):
   Proved developed.............................................................      78           88            64
   Proved undeveloped...........................................................       -            -             -
                                                                                --------     --------     ---------
     Total proved...............................................................      78           88            64
                                                                                ========     ========     =========

Natural gas (Mmcf):
   Proved developed.............................................................   5,521        3,759         1,196
   Proved undeveloped...........................................................       -            -             -
                                                                                --------     --------     ---------
     Total proved...............................................................   5,521        3,759         1,196
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

         Significant Fields. The following table sets forth certain information as of January 1, 2000 with respect to the Partnership's interests in its most significant fields, together with information for all other fields combined.

                          SIGNIFICANT PROVED PROPERTIES
                                 (IN THOUSANDS)

                                          PROVED RESERVES AT JANUARY 1, 2000               1999 PRODUCTION
                                        -------------------------------------   -------------------------------------
                                                              GAS                                    GAS
                                          OIL      GAS     EQUIVALENT             OIL      GAS    EQUIVALENT
PROPERTY                                (MBBLS)   (MMCF)    (MMCFE)      %      (MBBLS)   (MMCF)    (MMCFE)      %
--------                                -------   -------   -------   -------   -------   -------   -------   -------
NORTH LOUISIANA:
   Ada field ........................        --       186       186      11.8        --        34        34       9.2
   Sailes field .....................        --        --        --        --        --       133       133      36.0
   Sibley field .....................        10       439       499      31.6        --        38        38      10.4
   West Bryceland field .............        --        --        --        --        --        --        --        --
SOUTH LOUISIANA:
   Orange Grove/Humphreys field .....        --        --        --        --         2        21        33       9.0
   Ouiski Bayou field ...............        54       553       877      55.5         6        71       107      29.2
OTHER:
   As a group .......................        --        18        18       1.1         1        17        23       6.2
                                        -------   -------   -------   -------   -------   -------   -------   -------
     Total ..........................        64     1,196     1,580     100.0         9       314       368     100.0
                                        =======   =======   =======   =======   =======   =======   =======   =======


         As part of the Phillips Transaction described above, the Partnership conveyed its interests in the West Bryceland and Sailes fields to Phillips.

         Additional information regarding these fields is set forth below. Unless otherwise noted, acreage and well information is provided as of December 31, 1999, and reserve information is provided as of January 1, 2000:

                                 NORTH LOUISIANA

         Ada Field. The Ada field is located in Bienville and Webster Parishes, Louisiana. The Partnership has an interest in 1 gross (.16 net) well producing from the Sligo and Hosston formations at a depth of 8,600 feet. The well is operated by a third party. The Ada field reserves are 100% proved developed.

         Sailes Field and West Bryceland fields. The Partnership sold its interest in these two fields to Phillips in the transaction described above.

         Sibley Field. The Sibley field is located in Webster Parish, Louisiana. The Partnership has interests in 5 gross (.34 net) wells producing from the Hosston formation at depths ranging from 7,300 to 10,000 feet. Kelley Oil operates one of the wells. The Sibley field reserves are 100% proved developed.

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

PRODUCTION, PRICE AND COST DATA

         The following tables set forth the oil and gas production, average sales price (including transfers) and average production costs (lifting cost plus ad valorem and severance taxes) per equivalent unit of oil and gas produced by the Partnership for the years ended December 31, 1997, 1998 and 1999. Detailed additional information concerning the Partnership's oil and gas producing activities is contained in the Supplementary Financial Information included in Note 7 to the Partnership's Financial Statements.


                             OIL AND GAS PRODUCTION

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                  1997         1998         1999
                                                                                ---------    ---------    --------
Crude oil, condensate and natural gas liquids (Bbls)............................  11,395       10,172         9,398
Natural gas (Mmcf)..............................................................     963          601           314


                    AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                  1997         1998         1999
                                                                                ---------    ---------    --------
Average sales price:
   Crude oil, condensate and natural gas liquids per Bbl........................$   19.92    $   13.56    $  15.78
   Natural gas per Mcf, including the effects of hedging........................     2.18         2.10        2.11
Oil and gas revenues per Mcfe...................................................     2.25         2.11        2.15
Average production costs per Mcfe...............................................      .56          .75         .89

OIL AND GAS WELLS

         As of December 31, 1999, the Partnership owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:

                                                                                         GROSS(1)            NET
                                                                                        ---------         ---------
Oil wells...............................................................................        -                 -
Gas wells...............................................................................       20              4.88
                                                                                        ---------         ---------
 Total..................................................................................       20              4.88
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

                                 GROSS                  GROSS                  NET                     NET
                           DEVELOPMENT WELLS      EXPLORATORY WELLS      DEVELOPMENT WELLS      EXPLORATORY WELLS
                          ------------------      -----------------     -------------------     ------------------
                          PRODUCTIVE     DRY      PRODUCTIVE    DRY     PRODUCTIVE      DRY     PRODUCTIVE     DRY
                          ----------     ---      ----------    ---     ----------      ---     ----------     ---
1997.......................   -            -           -          -           -           -          -           -
1998.......................   -            -           -          -           -           -          -           -
1999.......................   -            -           -          -           -           -          -           -


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

HEDGING OF NATURAL GAS

         Contour has periodically used forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. Contour does not engage in speculative transactions. Contour's hedging activities also cover the oil and gas production attributable to the

Partnership, including the interest in such production of the public unitholders of the Partnership. During 1999, the Company used price and basis swap agreements to hedge its exposure to possible declines in natural gas prices. Additional information concerning Partnership hedging activities during 1999 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.

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

EMPLOYEES

         The Partnership has no employees and utilizes the management and staff of Kelley Oil. As of December 31, 1999, Kelley Oil had 47 employees. Kelley Oil's staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. See "Directors and Executive Officers of Kelley Oil Corporation." None of Kelley Oil's employees are represented by a union. Kelley Oil has never experienced an interruption in its operations from any kind of labor dispute, and its working relationship with its employees is satisfactory.

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

         Substantial Leverage. As of December 31, 1999, the Partnership has total indebtedness for money borrowed of approximately $166,000 and partners' equity of approximately $887,000. The Partnership's ability to make payments of principal, to pay interest on or to refinance its indebtedness for money borrowed depends on its future performance, which is subject not only to its own actions but also to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as to the prevailing market prices for oil, natural gas and natural gas liquids.

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


ITEM 3. LEGAL PROCEEDINGS

         Contour, through its subsidiaries, is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material effect on the financial condition of Kelley Oil or the Partnership.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR UNITS AND RELATED UNITHOLDER MATTERS

         There is no market for the Units of the Partnership, and transfer of the Units is substantially restricted by the provisions of the Partnership Agreement. As of February 28, 2000, there were 803 holders of record of the Partnership's Units.

         The following table sets forth the cash distributions per Unit paid by the Partnership during the periods indicated.

                                                             DISTRIBUTIONS
                                                             -------------
1997:
First quarter................................................     --
Second quarter...............................................     --
Third quarter................................................     --
Fourth quarter...............................................     --

1998:
First quarter................................................     --
Second quarter...............................................     --
Third quarter................................................     --
Fourth quarter...............................................     --

1999:
First quarter................................................     --
Second quarter...............................................     --
Third quarter................................................     --
Fourth quarter...............................................     --

2000:
First quarter................................................     --


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

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                                                       YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------
                                                      1995         1996         1997         1998        1999
                                                   ---------    ---------    ---------    ---------     ------
SUMMARY OF OPERATIONS:
  Total revenues...................................$   5,713    $   4,991    $   2,322    $   1,398     $1,645
  Production expenses..............................    1,223          816          576          497        330
  Exploration expenses.............................      148           (3)           -            -          -
  General and administrative expenses..............      474          325          476          134         92
  Interest expense.................................      672          810          376          287        174
  Depreciation, depletion and amortization.........    4,945        1,280          587          427        225
  Impairment of oil and gas properties.............   11,082            -            -          466          -
  Net income (loss)................................  (12,831)       1,763          307         (413)       824
  Net income (loss) per Unit(1)....................    (.77)          .11          .02         (.02)       .05
  Distributions paid per Unit(1)...................     .02             -            -            -          -
  Units outstanding................................   16,033       16,033       16,033       16,033     16,033

                                                                         AS OF DECEMBER 31,
                                                   -----------------------------------------------------------
                                                      1995         1996         1997         1998        1999
                                                   ---------    ---------    ---------    ---------     ------
SUMMARY BALANCE SHEET DATA:
   Working capital (deficit).......................$  (1,857)   $   1,582    $     288    $      23     $  (17)
   Oil and gas properties, net.....................    6,263        3,987        3,369        2,528      1,070
   Long term debt..................................    6,000        5,400        3,181        2,488        166
   Total partners' equity (deficit)................   (1,594)         169          476           63        887
   Total assets....................................    6,469        5,712        3,741        2,649      1,115


     (1) Per Unit amounts are based on the Unitholders' 96.04% share of net income and loss.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1992, the Partnership issued a total of 16,033,009 units of limited and general partner interests ("Units") at $3.00 per Unit for a total of $48,099,027. The Units represent 96.04% of the total interests in the Partnership and consist of 1,647,500 Units of limited partner interests ("LP Units") and 14,385,509 Units of general partner interests ("GP Units") at December 31, 1999. In addition, the Partnership issued managing and special general partner interests on a pro rata basis for $1,983,258, representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly-owned subsidiary of Contour Energy Co. (formerly Kelly Oil & Gas Corporation ) (Contour), owns 83.72% of the Units, together with its 3.94% managing general partnership interest.

         Drilling Operations. Since inception, the Partnership participated in drilling 39 gross (15.23 net) wells, of which 30 gross (11.07 net) wells were found productive and 9 gross (4.16 net) wells were dry.

         Hedging Activities. Contour has periodically used forward sales contracts, natural gas and crude oil price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. Contour does not engage in speculative transactions. Contour's hedging activities also cover the oil and gas production attributable to the Partnership, including the interest in such production of the public unitholders of the Partnership. During 1999, Contour used price and basis swap agreements. Price swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Additionally, Contour must provide cash collateral for any hedges (through swap or other agreements) to cover counter-party risk to the hedging party. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold.

         Through natural gas price swap agreements, the Partnership hedged approximately 65%, 49% and 50%, respectively, of its natural gas production for 1997, 1998 and 1999, respectively, at average NYMEX quoted prices of $2.35, $2.31 and $2.17 per Mmbtu, respectively, before transaction and transportation costs. As of December 31, 1999, approximately 8% of the Partnership's anticipated natural gas production for 2000 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.41 per Mmbtu before transaction and transportation costs. Per additional hedging activities since December 31, 1999, approximately 47% of the Partnership's anticipated natural gas production for 2000 has been hedged at an average NYMEX quoted price of $2.56 per Mmbtu before transaction and transportation. Through crude oil price swap agreements, the Partnership hedged approximately 29% of its crude oil production for 1999 at an average NYMEX quoted price of $20.00 per bbl, before transaction and transportation costs. No crude oil was hedged in either 1997 or 1998. As of December 31, 1999, approximately 7% of the Partnership's crude oil production for 2000 had been hedged by crude oil price swap agreements at an average NYMEX quoted price of $25.05 per bbl before transaction and transportation costs. Per additional hedging activities since December 31, 1999, approximately 43% of the Partnership's anticipated crude oil production for 2000 has been hedged at an average NYMEX quoted price of $26.21 per bbl before transaction and transportation costs. Hedging activities decreased Partnership revenues by approximately $156,000 and $17,000 in 1997 and 1999, respectively, and increased such revenues by approximately $50,000 in 1998 as compared to estimated revenues had no hedging activities been conducted. At December 31, 1999, the unrealized gain/loss on the Partnership's existing hedging instruments for future production months in 2000 was not material.

         The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Partnership has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

RESULTS OF OPERATIONS

         Years Ended December 31, 1999 and 1998. Oil and gas revenues of $795,000 for 1999 decreased 43% compared to $1,398,000 in the corresponding period of 1998 primarily as a result of lower oil and gas production. Production of natural gas decreased 48% from 601,000 Mcf in 1998 to 314,000 Mcf in 1999. Production of crude oil in the current year totaled 9,398 barrels compared to 10,172 barrels last year, representing a decrease of 8%. Oil and gas production decreased due to the sale of properties to Phillips and natural depletion.

         Lease operating expenses and severance taxes were $330,000 in 1999 versus $497,000 in 1998, a decrease of 37%, primarily related to the sale of properties to Phillips. On a unit of production basis, these expenses increased to $0.89 per Mcfe in 1999 from $0.75 per Mcfe in 1998.

         General and administrative expenses of $92,000 in 1999 decreased 31% from $134,000 in 1998. On a unit of production basis, these expenses increased from $0.20 per Mcfe in 1998 to $0.25 per Mcfe in 1999.

         In 1999 and 1998, the Partnership incurred interest expense of $174,000 and $287,000, respectively, on a loan advanced to it by Kelley Oil in August 1994 to fund part of its drilling expenses in excess of contributed capital. The reduction reflects the lower average note payable balance outstanding in 1999 as compared to 1998. See "Liquidity and Capital Resources" below.

         Depreciation, depletion and amortization ("DD&A") expense decreased 47% from $427,000 in 1998 to $225,000 in 1999 due to lower production levels related to the sale of properties to Phillips and lower depletion rates. On a unit of production basis, DD&A expense decreased from $0.64 per Mcfe in 1998 to $0.61 per Mcfe in 1999.

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

         The Partnership recognized net income in 1999 of $824,000 or $0.05 per Unit compared to a net loss in 1998 of $413,000 or $(0.02)er Unit. The reasons for the variance between 1999 and 1998 are described in the foregoing discussion.

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

         Depreciation, depletion and amortization ("DD&A") expense decreased 27% from $587,000 in 1997 to $427,000 in 1998 due to lower production levels and lower depletion rates. On a unit of production basis, DD&A expense increased from $0.57 per Mcfe in 1997 to $0.64 per Mcfe in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during 1999, as reflected on its statement of cash flows, totaled $238,000. During the period, funds provided by investing activities included proceeds from the sale of properties to Phillips of $2,098,000, partially offset by capital expenditures of $14,000, and funds used in financing activities included a reduction in the Initial Loan principal of $2,322,000. As a result of these activities, the Partnership's cash and cash equivalents remained at zero at December 31, 1999 and December 31, 1998.

         In 1999, Contour undertook several strategic actions in response to the severe downturn in the industry in 1998 caused by low commodity prices and the closing of the capital markets to smaller oil and gas companies. These actions, described below, were designed to increase the near-term liquidity of Contour, Kelley Oil and the Partnership, provide capital for ongoing capital expenditure programs and establish a stronger base for future growth.

         In April 1999, Contour entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of its interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana ("Phillips Transaction"). Pursuant to the agreement, Contour: (1) received an $83 million cash payment, (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving Contour of significant operating, exploration and development costs in the future. The transaction closed on May 17, 1999.

         As part of the Phillips Transaction described above, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips for $2.1 million. The Partnership's reserve quantities attributable to such fields represented approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production. In the third quarter of 1999, the sales proceeds were applied to reduce the Partnership's loan to Kelley Oil.

         In April 1999, Contour negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of Contour's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by Contour. In accordance with the Notes indenture, on June 30, 1999, Contour funded $37.5 million to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest and commitment fees to the date of the repurchase.

         On May 17, 1999, Contour funded $28.5 million to repurchase $46.1 million of the outstanding principal amounts of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount (not including accrued interest paid of $1.2 million).

         In addition, on May 17, 1999, Contour repaid all borrowings outstanding under its credit facility of $115.5 million plus accrued interest and terminated the revolving credit facility and funded cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million. Contour used net proceeds remaining from the transactions for general corporate purposes.

         Contour has received the benefits of a general increase in the level of commodity prices over the past several months. This increase, combined with the actions described above, have provided Contour with near-term liquidity and capital for its ongoing operations. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. In addition, Contour continues to have significant debt outstanding relative to its asset base and pays a high portion of its cash flow to service such debt. Furthermore, as Contour does not have a revolving credit facility, it also does not have ready access to incremental sources of capital to supplement its operational requirements. Contour believes that it has the ability for the foreseeable future based on its current condition, including economic conditions, to meet all obligations as they come due and fund its current capital expenditure program from cash on hand and operational cash flows. However, because of the combination of the factors described herein and the uncertainty of drilling successes required to sustain or increase operational cash flows, there can be no assurance that Contour will be able to fund future obligations.

         Capital Resources. The partners' equity at December 31, 1999 increased to $887,000 as compared to $63,000 at December 31, 1998. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs. As of December 31, 1999, the Partnership was fully capitalized with contributions aggregating $50,082,285.

         In August 1994, one of the credit facilities maintained by Kelley Oil was modified to add the Partnership as a borrower, and $6 million was advanced to the Partnership to fund part of its drilling overexpenditures. The Partnership's bank debt was subsequently replaced by a $6 million loan from Kelley Oil (the "Initial Loan") funded with borrowings by Kelley Oil under a credit facility. Interest has been paid by the Partnership based on Contour's borrowing cost resulting in an effective rate of 10 3/8% for 1997, 1998 and 1999. On December 31, 1996 the interest rate for the Initial Loan was reduced to 10 3/8% following the repayment of Contour's 13 1/2% Senior Notes, which were replaced by 10 3/8% Senior Subordinated Notes during the fourth quarter.

         Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. At December 31, 1999, $166,000 of the $6,000,000 Initial Loan remained outstanding. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the outstanding balance of the Initial Loan in 1999.

         Year 2000. Contour, on behalf of the Partnership, conducted reviews and evaluations in response to Year 2000 issues. These issues involved the potential disruption to systems, processes, and business practices that may have occurred if system hardware and software utilized by Contour, its vendors, and customers are unable to process year 2000 data. Neither Contour nor the Partnership incurred any disruptions due to year 2000 issues.

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

                                                        Average        Average
                                                       Oil Price      Gas Price
                                                       ($/Bbl)         ($/Mcf)
                                                       ---------      ---------
  YEAR ENDED:
    December 31, 1997...............................     19.92           2.18
    December 31, 1998...............................     13.56           2.10
    December 31, 1999...............................     15.78           2.11

         Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Retroactive application to periods prior to adoption is not allowed. The Partnership has not quantified the impact of adoption on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Hedging

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM:                                                           PAGE
                                                                                                             ----
Independent Auditors' Report...............................................................................   19
Balance Sheets - December 31, 1998 and 1999................................................................   20
Statements of Operations - For the years ended December 31, 1997, 1998 and 1999............................   21
Statements of Cash Flows - For the years ended December 31, 1997, 1998 and 1999............................   22
Statements of Changes in Partners' Equity (Deficit) - For the years ended
    December 31, 1997, 1998 and 1999.......................................................................   23
Notes to Financial Statements..............................................................................   24

                          INDEPENDENT AUDITORS' REPORT


To the Partners of Kelley Partners 1992 Development Drilling Program:


         We have audited the accompanying balance sheets of Kelley Partners 1992 Development Drilling Program (a Texas limited partnership) as of December 31, 1998 and 1999, and the related statements of operations, cash flows, and changes in partners' equity (deficit) for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Kelley Partners 1992 Development Drilling Program as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.







DELOITTE & TOUCHE LLP

Houston, Texas
March 23, 2000

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                  DECEMBER 31,
                                                                         ----------------------------
                                                                              1998            1999
                                                                         ------------    ------------
ASSETS:
   Cash and cash equivalents .........................................   $         --    $         --
   Accounts receivable - trade .......................................             12              28
   Accounts receivable - affiliates ..................................            109              17
                                                                         ------------    ------------
     Total current assets ............................................            121              45
                                                                         ------------    ------------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization ..............................         44,354          41,466
     Less:  Accumulated depreciation, depletion & amortization .......        (41,826)        (40,396)
                                                                         ------------    ------------
     Total oil and gas properties ....................................          2,528           1,070
                                                                         ------------    ------------
   Total assets ......................................................   $      2,649    $      1,115
                                                                         ============    ============

LIABILITIES:
   Accounts payable and accrued expenses .............................   $         98    $         62
                                                                         ------------    ------------
     Total current liabilities .......................................             98              62
                                                                         ------------    ------------
   Long term note payable - affiliate ................................          2,488             166
                                                                         ------------    ------------
     Total liabilities ...............................................          2,586             228
                                                                         ------------    ------------

PARTNERS' EQUITY:
   LP Unitholders' equity ............................................            (20)             62
   GP Unitholders' equity ............................................             80             789
   Managing and Special General Partners' equity .....................              3              36
                                                                         ------------    ------------
     Total partners' equity ..........................................             63             887
                                                                         ------------    ------------
   Total liabilities and partners' equity ............................   $      2,649    $      1,115
                                                                         ============    ============


See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                             YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------
                                                                        1997           1998            1999
                                                                    ------------   ------------    ------------
REVENUES:
   Oil and gas sales ............................................   $      2,322   $      1,398    $        795
   Gain on sale of properties ...................................             --             --             850
                                                                    ------------   ------------    ------------
   Total revenues ...............................................          2,322          1,398           1,645
                                                                    ------------   ------------    ------------

COSTS AND EXPENSES:
   Lease operating expenses .....................................            474            420             285
   Severance taxes ..............................................            102             77              45
   Exploration expenses .........................................             --             --              --
   General and administrative expenses ..........................            476            134              92
   Interest expense .............................................            376            287             174
   Depreciation, depletion and amortization .....................            587            427             225
   Impairment of oil and gas properties .........................             --            466              --
                                                                    ------------   ------------    ------------
     Total expenses .............................................          2,015          1,811             821
                                                                    ------------   ------------    ------------
Net income (loss) ...............................................   $        307   $       (413)   $        824
                                                                    ============   ============    ============

Net income (loss) allocable to LP and GP unitholders ............   $        295   $       (397)   $        791
                                                                    ============   ============    ============

Net income (loss) allocable to managing and
   special general partners .....................................   $         12   $        (16)   $         33
                                                                    ============   ============    ============

Net income (loss) per LP and GP Unit ............................   $        .02   $       (.02)   $        .05
                                                                    ============   ============    ============

Average LP and GP Units outstanding .............................         16,033         16,033          16,033
                                                                    ============   ============    ============


See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------------
                                                                                   1997            1998            1999
                                                                              ------------    ------------    ------------
OPERATING ACTIVITIES:
   Net income (loss) ......................................................   $        307    $       (413)   $        824
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Gain on sale of properties ...........................................             --              --            (850)
     Depreciation, depletion and amortization .............................            587             427             225
     Impairment of oil and gas properties .................................             --             466              --
     Changes in operating assets and liabilities:
       Decrease in accounts receivable ....................................          1,331             251              75
       Increase (decrease) in accounts payable and accrued expenses .......            (59)             14             (36)
                                                                              ------------    ------------    ------------
   Net cash provided by operating activities ..............................          2,166             745             238
                                                                              ------------    ------------    ------------

INVESTING ACTIVITIES:
   Capital expenditures ...................................................            (41)            (52)            (14)
   Proceeds from sale of assets ...........................................             72              --           2,098
                                                                              ------------    ------------    ------------
   Net cash provided by (used in) investing activities ....................             31             (52)          2,084
                                                                              ------------    ------------    ------------

FINANCING ACTIVITIES:
   Payments on long-term borrowings .......................................         (2,219)           (693)         (2,322)
                                                                              ------------    ------------    ------------
   Net cash used in financing activities ..................................         (2,219)           (693)         (2,322)
                                                                              ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents ..........................            (22)             --              --

Cash and cash equivalents, beginning of period ............................             22              --              --
                                                                              ------------    ------------    ------------
Cash and cash equivalents, end of period ..................................   $         --    $         --    $         --
                                                                              ============    ============    ============


See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                                                          MANAGING
                                                                                            AND
                                                                                          SPECIAL
                                                              LP             GP           GENERAL
                                                          UNITHOLDERS    UNITHOLDERS      PARTNERS        TOTAL
                                                          -----------    -----------    -----------    -----------
Partners' equity (deficit) at January 1, 1997 .........   $        (9)   $       171    $         7    $       169
                                                          -----------    -----------    -----------    -----------
Net income ............................................            30            265             12            307
                                                          -----------    -----------    -----------    -----------
  Partners' equity (deficit) at December 31, 1997 .....            21           436             19            476
                                                          -----------    -----------    -----------    -----------
Net loss ..............................................           (41)          (356)           (16)          (413)
                                                          -----------    -----------    -----------    -----------
  Partners' equity (deficit) at December 31, 1998 .....           (20)            80              3             63
                                                          -----------    -----------    -----------    -----------
Net income ............................................            82            709             33            824
                                                          -----------    -----------    -----------    -----------
  Partners' equity at December 31, 1999 ...............   $        62    $       789    $        36    $       887
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

         The sole purpose of the Partnership is to finance the drilling of development wells, as defined in its partnership agreement (the "Partnership Agreement"), on selected properties owned by Kelley Operating Company, Ltd. ("Kelley Operating"), a Texas limited partnership of which Kelley Oil & Gas Partners, Ltd. ("Kelley Partners") was the sole limited partner. The Partnership's development activities have been conducted through a joint venture (the "Joint Venture") between the Partnership and Kelley Operating, which has retained a 20% interest in the Joint Venture after Payout (as defined in the Joint Venture Agreement) in consideration of its contribution of drilling rights. In February 1995, the equity interests in Kelley Partners and Kelley Oil were consolidated (the "Consolidation") in Kelley Oil & Gas Corporation (collectively with its predecessors, "KOGC"). In March 1996, Kelley Partners was merged into KOGC, and Kelley Partners' 98% limited partner interest in Kelley Operating was transferred to Kelley Oil. In 1999, KOGC's name was changed to Contour Energy Co. ("Contour")

         The general partners own in the aggregate a 3.96% general partner interest in the Partnership. In addition, as of December 31, 1999, Kelley Oil owned 13,422,310 (83.72%) Units. The Partnership has no officers, directors or employees. The officers and employees of Kelley Oil perform the management and administrative functions of the Partnership. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs allocable to the Partnership, principally comprised of general and administrative expenses.

         In 1999, Contour undertook several strategic actions in response to the severe downturn in the industry in 1998 caused by low commodity prices and the closing of the capital markets to smaller oil and gas companies. These actions, described below, were designed to increase the near-term liquidity of Contour, Kelley Oil and the Partnership, provide capital for ongoing capital expenditure programs and establish a stronger base for future growth.

         In April 1999, Contour entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of its interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana ("Phillips Transaction"). Pursuant to the agreement, Contour: (1) received an $83 million cash payment, (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving Contour of significant operating, exploration and development costs in the future. The transaction closed on May 17, 1999.

         As part of the Phillips Transaction described above, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips for $2.1 million. The Partnership's reserve quantities attributable to such fields represented approximately one-half of the Partnership's total reserve quantities at January 1, 1999 and one-half of its total 1998 production. In the third quarter of 1999, the sales proceeds were applied to reduce the Partnership's loan to Kelley Oil.

          In April 1999, Contour negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of Contour's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by Contour. In accordance with the Notes indenture, on June 30, 1999, Contour funded $37.5 million to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest and commitment fees to the date of the repurchase.

         On May 17, 1999, Contour funded $28.5 million to repurchase $46.1 million of the outstanding principal amounts of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount (not including accrued interest paid of $1.2 million).

         In addition, on May 17, 1999, Contour repaid all borrowings outstanding under its credit facility of $115.5 million plus accrued interest and terminated the revolving credit facility and funded cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million. Contour used net proceeds remaining from the transactions for general corporate purposes.

         Contour has received the benefits of a general increase in the level of commodity prices over the past several months. This increase, combined with the actions described above, have provided Contour with near-term liquidity and capital for its ongoing operations. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. In addition, Contour continues to have significant debt outstanding relative to its asset base and pays a high portion of its cash flow to service such debt. Furthermore, as Contour does not have a revolving credit facility, it also does not have ready access to incremental sources of capital to supplement its operational requirements. Contour believes that it has the ability to meet all near-term obligations and fund its current capital expenditure program from cash on hand and operational cash flows. However, because of the combination of the factors described herein and the uncertainty of drilling successes required to sustain or increase operational cash flows, there can be no assurance that Contour will be able to fund future obligations.

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

         Property Impairment under FAS 121. Under Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121"), certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. As a result of a decline in its proved reserves at January 1, 1999 from year-earlier levels, the Partnership performed an assessment of the fair value of its oil and gas properties which indicated an impairment should be recognized as of year end. Under this analysis, the fair value for the Partnership's proved oil and gas properties was estimated using escalated pricing and present value discount factors reflecting risk assessments. Based on this analysis, the Partnership recognized a non-cash impairment charge of $466 thousand against the carrying value of its proved oil and gas properties under SFAS 121, at December 31, 1998.

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

         Financial Instruments. The Partnership's financial instruments consist of cash and cash equivalents, receivables, payables, debt and commodity derivatives (see Note 6). As of December 31, 1999, the estimated fair value of the Partnership's debt approximated its carrying value. The estimated fair values at December 31, 1999 were determined using the borrowing rates available for debt with similar terms and maturities.

         Derivative Financial Instruments. From time to time, the Partnership has entered into transactions in derivative financial instruments covering future natural gas production principally as a hedge against natural gas price declines. See Note 6 - "Hedging Activities" for a discussion of the Partnership's accounting policies related to hedging activities.

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacities as owners. As of December 31, 1999, there are no adjustments ("Other Comprehensive Income") to net income in deriving comprehensive income.

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

         Changes in Presentation. Certain financial statement items in 1997 and 1998 have been reclassified to conform to the 1999 presentation.

NOTE 3 - LONG-TERM DEBT

         In August 1994, one of the credit facilities maintained by Kelley Oil was modified to add the Partnership as a borrower, and $6 million was advanced to the Partnership to fund part of its drilling overexpenditures. The Partnership's bank debt was subsequently replaced by a $6 million loan from Kelley Oil (the "Initial Loan") funded with borrowings by Kelley Oil under a credit facility. Interest has been paid by the Partnership based on Contour's borrowing cost resulting in an effective rate of 10 3/8% for 1997, 1998 and 1999. On December 31, 1996, the interest rate for the Initial Loan was reduced to 10 3/8% following the repayment of Contour's 13 1/2% Senior Notes, which were replaced by 10 3/8% Senior Subordinated Notes during the fourth quarter.

         The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. The Partnership's operating cash flows in 1996 were applied to pay interest on the Initial Loan and to reduce unfunded payables for third party drilling overexpenditures. At December 31, 1999, $166,000 of the $6,000,000 Initial Loan remained outstanding. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the outstanding balance of the Initial Loan in 2000.

NOTE 4 - CASH DISTRIBUTIONS

         To enable to Partnership to fund part of its drilling and recompletion expenditures in excess of contributed capital, distributions were suspended in October 1994 and reinstated for only one quarter in 1995. See Note 3 - Long-Term Debt.

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Unitholders have a 96.04% share and the general partners a 3.96% share in the costs and revenues of the Partnership. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs (principally general and administrative expenses) allocable to the Partnership.

         Kelley Oil is reimbursed by the Partnership for costs directly associated with acquisition, exploration and development activities. For the years ended December 31, 1997, 1998 and 1999, these costs aggregated zero, zero and zero, respectively. The Partnership capitalized zero in 1997, 1998 and 1999, respectively, of allocated direct costs to oil and gas properties.

         Overhead allocated to the Partnership by Kelley Oil for the years ended December 31, 1997, 1998 and 1999 related to general and administrative expenses aggregated $476,000, $134,000 and $92,000, respectively.

         Substantially all gas sales of Contour and its subsidiaries, including the Partnership (collectively, "Kelley"), are made to an affiliated company, Concorde Gas Marketing, Inc., a wholly owned subsidiary of Kelley Oil ("CGM"), which remarkets gas to third parties. For 1997, 1998 and 1999, the fee was 2% of the resale price for marketed natural gas.

NOTE 6 - HEDGING ACTIVITIES

         Contour has periodically used forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. Contour does not engage in speculative transactions. Contour's hedging activities also cover the oil and gas production attributable to the Partnership, including the interest in such production of the public unitholders of the Partnership. During 1999, Contour used price and basis swap agreements. Price swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Partnership to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Additionally, Contour must provide cash collateral for any hedges (through swap or other agreements) to cover counter-party risk to the hedging party. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold.

         Through natural gas price swap agreements, the Partnership hedged approximately 65%, 49% and 50%, respectively, of its natural gas production for 1997, 1998 and 1999, respectively, at average NYMEX quoted prices of $2.35, $2.31 and $2.17 per Mmbtu, respectively, before transaction and transportation costs. As of December 31, 1999, approximately 8% of the Partnership's anticipated natural gas production for 2000 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.41 per Mmbtu before transaction and transportation costs. Per additional hedging activities since December 31, 1999, approximately 47% of the Partnership's anticipated natural gas production for 2000 has been hedged at an average NYMEX quoted price of $2.56 per Mmbtu before transaction and transportation. Through crude oil price swap agreements, the Partnership hedged approximately 29% of its crude oil production for 1999 at an average NYMEX quoted price of $20.00 per bbl, before transaction and transportation costs. No crude oil was hedged in either 1997 or 1998. As of December 31, 1999, approximately 7% of the Partnership's crude oil production for 2000 had been hedged by crude oil price swap agreements at an average NYMEX quoted price of $25.05 per bbl before transaction and transportation costs. Per additional hedging activities since December 31, 1999, approximately 43% of the Partnership's anticipated crude oil production for 2000 has been hedged at an average NYMEX quoted price of $26.21 per bbl before transaction and transportation costs. Hedging activities decreased Partnership revenues by approximately $156,000 and $17,000 in 1997 and 1999, respectively, and increased such revenues by approximately $50,000 in 1998 as compared to estimated revenues had no hedging activities been conducted. At December 31, 1999, the unrealized gain/loss on the Partnership's existing hedging instruments for future production months in 2000 was not material.

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

                                 (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                    1997            1998            1999
                                                               ------------    ------------    ------------
Unevaluated properties .....................................   $         --    $         --    $         --
Evaluated properties subject to amortization ...............         44,302          44,354          41,466
                                                               ------------    ------------    ------------
   Total properties subject to amortization ................         44,302          44,354          41,466
Accumulated depreciation, depletion and amortization .......        (40,933)        (41,826)        (40,396)
                                                               ------------    ------------    ------------
   Net capitalized costs ...................................   $      3,369    $      2,528    $      1,070
                                                               ============    ============    ============

         Costs Incurred. All costs were incurred in oil and gas property development activities (as defined in the Partnership Agreement) and aggregated $41,000, $52,000 and $14,000 in 1997, 1998 and 1999, respectively.

         Reserves. The following table summarizes the Partnership's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the years ended December 31, 1997, 1998 and 1999. See "Estimated Proved Reserves-Uncertainties in Estimated Reserves" under Items 1 and 2 of this Form 10K.

                                                  CRUDE OIL, CONDENSATE
                                                  AND NATURAL GAS LIQUIDS             NATURAL GAS
                                                           (MBBLS)                      (MMCF)
                                                 --------------------------    --------------------------
                                                  1997      1998      1999      1997      1998      1999
                                                 ------    ------    ------    ------    ------    ------
Proved developed and undeveloped reserves:
   Beginning of year .........................      102        78        88     7,537     5,521     3,759
   Revisions of previous estimates ...........      (13)       20        (9)   (1,053)   (1,161)     (187)
   Extensions and discoveries ................       --        --        --        --        --        --
   Sale of oil and gas properties ............       --        --        (6)       --        --    (2,062)
   Production ................................      (11)      (10)       (9)     (963)     (601)     (314)
                                                 ------    ------    ------    ------    ------    ------
     End of year .............................       78        88        64     5,521     3,759     1,196
                                                 ======    ======    ======    ======    ======    ======
Proved developed reserves
   at end of year ............................       78        88        64     5,521     3,759     1,196
                                                 ======    ======    ======    ======    ======    ======

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

                                 (IN THOUSANDS)

                                                                             AS OF DECEMBER 31,
                                                                  --------------------------------------
                                                                      1997          1998          1999
                                                                  ----------    ----------    ----------
Future cash inflows ...........................................   $   15,157    $    8,617    $    4,269
Future production costs .......................................       (3,750)       (3,295)       (1,581)
Future development costs ......................................         (254)         (186)          (55)
                                                                  ----------    ----------    ----------
  Future net cash flows .......................................       11,153         5,136         2,633
10% annual discount for estimating timing of cash flows .......       (4,535)       (1,964)         (933)
                                                                  ----------    ----------    ----------
  Standardized measure of discounted future net cash flows ....   $    6,618    $    3,172    $    1,700
                                                                  ==========    ==========    ==========

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

         The standardized measure of discounted future net cash flows as of December 31, 1997, 1998 and 1999 was calculated using prices in effect as of those dates, which averaged $17.01, $9.88 and $25.46, respectively, per barrel of oil and $2.49, $2.06 and $2.15, respectively, per Mcf of natural gas.

         Changes in Standardized Measure. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.

                                 (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                        1997          1998          1999
                                                                     ----------    ----------    ----------
Changes due to current year operations:
   Sales of oil and gas, net of production costs .................   $   (1,746)   $     (901)   $     (465)
   Sales of reserves in place ....................................           --            --        (1,668)
   Extensions and discoveries, net of future production costs ....           --            --            --
   Development costs incurred during the year ....................           24            --            --
Changes due to revisions in standardized variables:
   Prices and production costs ...................................       (6,699)       (2,304)          557
   Revisions of previous quantity estimates ......................       (1,279)         (766)          152
   Estimated future development costs ............................         (133)          (53)          (97)
   Accretion of discount .........................................        1,572           662           317
   Production rates (timing) and other ...........................         (841)          (84)         (268)
                                                                     ----------    ----------    ----------
     Net increase (decrease) .....................................       (9,102)       (3,446)       (1,472)
Beginning of year ................................................       15,720         6,618         3,172
                                                                     ----------    ----------    ----------
End of year ......................................................   $    6,618    $    3,172    $    1,700
                                                                     ==========    ==========    ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF KELLEY OIL CORPORATION

GENERAL

         The Partnership has no directors, officers or employees. Directors and officers of Kelley Oil perform all management functions for the Partnership. Kelley Oil had 47 employees as of December 31, 1999, and its staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance, accounting, and administration.

BACKGROUND OF KELLEY OIL

         Kelley Oil is a oil and gas operating company formed in April 1983. Since January 1986, Kelley Oil has been engaged in the management of the DDPs. Since the Consolidation in February 1995, Kelley Oil has been a wholly-owned subsidiary of Contour Energy Co. (formerly Kelley Oil & Gas Corporation).

EXECUTIVE OFFICERS OF KELLEY OIL

         Set forth below are the names, ages and positions of the current executive officers and directors of Kelley Oil. All directors are elected for a term of one year and serve until their successors are duly elected and qualified. All executive officers hold office until their successors are duly appointed and qualified.

                                                                                                          OFFICER
                                                                                                            OR
                                                                                                        DIRECTOR OF
                                                                                                        THE COMPANY
NAME                            AGE     POSITION                                                           SINCE
----                            ---     --------                                                        -----------
John F. Bookout................. 77     President, Chief Executive Officer and  a director                 1996
Rick G. Lester.................. 48     Senior Vice President and Chief Financial Officer                  1998
Kenneth R. Sanders.............. 50     Senior Vice President-Exploration and Production                   1999


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

         Kenneth R. Sanders has served as Senior Vice President-Exploration and Production and a director of Kelley Oil since August 1999. Previously, he was Vice-President - Exploitation, Acquisitions & Engineering of Seagull Energy E&P, Inc.


BENEFICIAL OWNERSHIP REPORTING

         Not applicable.


ITEM 11. EXECUTIVE COMPENSATION

         Not applicable. See "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS

         The following table sets forth information as of December 31, 1999 with respect to the only Unitholder known by the Partnership to own beneficially more than five percent of the Partnership's Units.

                                                       AMOUNT & NATURE
NAME AND ADDRESS OF                                     OF BENEFICIAL                                      PERCENT
BENEFICIAL OWNER                                          OWNERSHIP                                       OF CLASS
----------------                                          ---------                                       --------
Kelley Oil Corporation                                    13,422,310                                        83.72%
601 Jefferson, Suite 1100                                  Direct
Houston, Texas  77002


MANAGEMENT

         The following table sets forth information as of December 31, 1999 with respect to Units beneficially owned, directly or indirectly, by each of the directors of Kelley Oil and by all officers and directors of Kelley Oil as a group.

                                                       AMOUNT & NATURE
NAME AND ADDRESS OF                                     OF BENEFICIAL                                      PERCENT
BENEFICIAL OWNER                                        OWNERSHIP(1)                                      OF CLASS
----------------                                        ------------                                      --------
John F. Bookout                                                 -                                              -
Kenneth R. Sanders                                              -                                              -
Rick G. Lester                                                  -                                              -
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

     (b) REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of April 2000.


                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM


              By: KELLEY OIL CORPORATION, Managing General Partner




By:      /s/ John F. Bookout                 By:     /s/ Rick G. Lester
   ---------------------------------            -----------------------
           John F. Bookout                             Rick G. Lester
       Chief Executive Officer                      Senior Vice President
                                                 and Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 3rd day of April 2000 by the following persons in their capacity as directors of the Registrant's managing general partner.



        /s/ John F. Bookout                        /s/ Kenneth R. Sanders
------------------------------------          ---------------------------------
          John F. Bookout                            Kenneth R. Sanders



        /s/ Rick G. Lester
------------------------------------
          Rick G. Lester

                               INDEX TO EXHIBITS


           EXHIBIT
           NUMBER     DESCRIPTION
           ------     -----------
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

              27      Financial Data Schedule