Form 10-K/A
period 1999-12-31
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 2000-05-04
CIK 891011

================================================================================


                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D. C. 20549

                                                   Amendment No. 1
                                                          to
                                                      FORM 10-K
                                                          on
                                                     Form 10-K/A

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

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K on Form 10-K/A amends Items 1 and 2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 to correctly reflect the Registrant's ownership of certain oil and gas wells as reflected on pages 4 to 6.

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

                                 NORTH LOUISIANA


         Ada Field. The Ada field is located in Bienville and Webster Parishes, Louisiana. The Partnership has an interest in 1 gross (.14 net) well producing from the Sligo and Hosston formations at a depth of 8,600 feet. The well is operated by a third party. The Ada field reserves are 100% proved developed.


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

                                 SOUTH LOUISIANA


         Orange Grove/Humphreys Field. The Orange Grove/Humphreys field is located in Terrebonne Parish, Louisiana. The Partnership has an interest in 1 gross (0.33 net) well producing from the 1st Hollywood formation at a depth of approximately 11,600 feet. Kelley Oil operates the well. The Orange Grove/Humphreys field reserves are 100% proved developed.


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

OIL AND GAS WELLS

         As of December 31, 1999, the Partnership owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:


                                                                                         GROSS(1)            NET
                                                                                        ---------         ---------
Oil wells...............................................................................        -                 -
Gas wells...............................................................................       10              1.37
                                                                                        ---------         ---------
 Total..................................................................................       10              1.37
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

                                   SIGNATURES



         Pursuant to the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of May 2000.



                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM


              By: KELLEY OIL CORPORATION, Managing General Partner






                                             By:     /s/ Rick G. Lester
                                                -----------------------
                                                       Rick G. Lester
                                                    Senior Vice President
                                                 and Chief Financial Officer