Form 10-Q
period 2000-03-31
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 2000-05-15
CIK 891011

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


FOR THE QUARTER ENDED MARCH 31, 2000                 COMMISSION FILE NO. 0-20998


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
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----
      Balance Sheets as of December 31, 1999 and March 31, 2000 (unaudited).................................   2

      Statements of Income for the three months ended March 31, 1999 (unaudited) and 2000 (unaudited).......   3

      Statements of Cash Flows for the three months ended March 31, 1999 (unaudited) and 2000 (unaudited)...   4

      Notes to Financial Statements (unaudited).............................................................   5

      Management's Discussion and Analysis of Financial Condition and Results of Operations.................   6

PART II.  OTHER INFORMATION.................................................................................   9

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                     DECEMBER 31,       MARCH 31,
                                                                         1999             2000
                                                                      -----------      -----------
                                                                                       (UNAUDITED)
ASSETS:
   Cash and cash equivalents ....................................     $        --      $        --
   Accounts receivable - trade ..................................              28               37
   Accounts receivable - affiliates .............................              17              188
                                                                      -----------      -----------
   Total current assets .........................................              45              225
                                                                      -----------      -----------
   Oil and gas properties, successful efforts method:
     Properties subject to amortization .........................          41,466           41,409
     Less:  Accumulated depreciation, depletion & amortization ..         (40,396)         (40,429)
                                                                      -----------      -----------
Total oil and gas properties ....................................           1,070              980
                                                                      -----------      -----------
     Total assets ...............................................     $     1,115      $     1,205
                                                                      ===========      ===========

LIABILITIES:
   Accounts payable and accrued expenses ........................     $        62      $        78
                                                                      -----------      -----------
   Total current liabilities ....................................              62               78
                                                                      -----------      -----------
   Long term note payable - affiliate ...........................             166              183
                                                                      -----------      -----------
   Total liabilities ............................................             228              261
                                                                      -----------      -----------

PARTNERS' EQUITY:
   LP Unitholders' equity .......................................              62               68
   GP Unitholders' equity .......................................             789              837
   Managing and special general partners' equity ................              36               39
                                                                      -----------      -----------
   Total partners' equity .......................................             887              944
                                                                      -----------      -----------
     Total liabilities and partners' equity .....................     $     1,115      $     1,205
                                                                      ===========      ===========


See Notes to Financial Statements (unaudited).

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                         1999            2000
                                                     -----------     -----------
REVENUES:
   Oil and gas sales ...........................     $       334     $       171
                                                     -----------     -----------
   Total revenues ..............................             334             171
                                                     -----------     -----------

COSTS AND EXPENSES:
   Lease operating expenses ....................             116              54
   Severance taxes .............................              17               4
   General and administrative expenses .........              32              18
   Interest expense ............................              64               5
   Depreciation, depletion and amortization ....             101              33
                                                     -----------     -----------
   Total expenses ..............................             330             114
                                                     -----------     -----------
Net income .....................................     $         4     $        57
                                                     ===========     ===========

Net income allocable to LP and GP Unitholders ..     $         3     $        55
                                                     ===========     ===========

Net income allocable to managing and
   special general partners ....................     $         1     $         2
                                                     ===========     ===========

Net income per LP and GP Unit ..................     $        --     $        --
                                                     ===========     ===========

Average LP and GP Units outstanding ............          16,033          16,033
                                                     ===========     ===========


See Notes to Financial Statements (unaudited).

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             1999              2000
                                                                         ------------      ------------
OPERATING ACTIVITIES:
   Net income ......................................................     $          4      $         57
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization ......................              101                33
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable ....................              108              (180)
     (Decrease) increase in accounts payable and accrued expenses ..              (37)               16
                                                                         ------------      ------------
   Net cash provided by (used in) operating activities .............              176               (74)
                                                                         ------------      ------------

INVESTING ACTIVITIES:
   Capital expenditures ............................................              (23)               57
                                                                         ------------      ------------
   Net cash (used in) provided by investing activities .............              (23)               57
                                                                         ------------      ------------

FINANCING ACTIVITIES:
   Principal (payments on) additions to long-term borrowings .......             (153)               17
                                                                         ------------      ------------
   Net cash (used in) provided by financing activities .............             (153)               17
                                                                         ------------      ------------
Increase (decrease) in cash and cash equivalents ...................               --                --
Cash and cash equivalents, beginning of period .....................               --                --
                                                                         ------------      ------------
Cash and cash equivalents, end of period ...........................     $         --      $         --
                                                                         ============      ============


See Notes to Financial Statements (unaudited).

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim financial statements of Kelley Partners 1992 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2000 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 2 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1992, Kelley Partners 1992 Development Drilling Program (the "Partnership") issued units of limited and general partner interests ("Units"). The Units represent 96.04% of the total interests in the Partnership. In addition, the Partnership issued managing and special general partner interests representing 3.96% of the total interests in the Partnership. Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Contour Energy Co. ("Contour") owns 83.72% of the Units, together with its 3.94% managing general partnership interest.

RECENT DEVELOPMENTS

         Drilling Operations. Since inception, the Partnership participated in drilling 39 gross (15.23 net) wells, of which 30 gross (11.07 net) wells were found productive and 9 gross (4.16 net) wells were dry.

         Hedging Activities. Contour has periodically used forward sales contracts, natural gas and crude oil swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. Contour's hedging activities also cover the natural gas and crude oil production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. Contour has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

          Through natural gas price swap agreements, approximately 66% and 49% of the Partnership's natural gas production for the three months ended March 31, 1999 and March 31, 2000, respectively, was affected by hedging transactions at average NYMEX quoted prices of $2.27 per Mmbtu and $2.48 per Mmbtu before transaction and transportation costs. As of March 31, 2000, approximately 45% of the Partnership's anticipated natural gas production for the remainder of 2000 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.60 per Mmbtu before transaction and transportation costs. Through crude oil price swap agreements, the Partnership hedged approximately 67% of its crude oil production for the three months ended March 31, 2000, at an average NYMEX quoted price of $25.09 per bbl, before transaction and transportation costs. No crude oil was hedged in the three months ended March 31, 1999. As of March 31, 2000, approximately 35% of the Partnership's anticipated crude oil production for the remainder of 2000 had been hedged by crude oil price swap agreements at an average NYMEX quoted price of $27.00 per bbl, before transaction and transportation costs. Hedging activities increased Partnership revenues by approximately $54,000 and decreased Partnership revenues by less than $1,000 in the three months ended March 31, 1999 and the three months ended March 31, 2000, respectively, as compared to estimated revenues had no hedging activities been conducted. At March 31, 2000, the unrealized loss on the Partnership's existing hedging instruments for future production months in 2000, approximated $14,000.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2000 and 1999. Oil and gas revenues of $171,000 for the first quarter of 2000 decreased 49% compared to $334,000 in the corresponding quarter of 1999 as a result of lower natural gas production partially offset by higher oil production and higher natural gas and oil prices. Production of natural gas decreased 78% from 154,000 Mcf in the first quarter of 1999 to 34,000 Mcf in the current quarter due to the sale of properties to Phillips Petroleum Company ("Phillips") in the second quarter of 1999 and due to natural depletion. In the second quarter of 1999, the Partnership conveyed its interests in the West Bryceland and Sailes fields to Phillips ("Phillips Transaction"). The average price of natural gas increased 40% from $1.98 per Mcf in the first quarter of 1999 to $2.77 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 3,000 barrels, with an average sales price of $26.55 per barrel compared to 2,374 barrels at $11.39 per barrel in the same quarter last year, representing a volume increase of 26% and a price increase of 133%.

         Lease operating expenses and severance taxes were $58,000 in the current quarter versus $133,000 in the first quarter of 1999, a decrease of 56%. This decrease was primarily due to lower production and lower lifting costs in the current quarter resulting from the Phillips Transaction. On a unit of production basis, these expenses increased to $1.13 per Mcfe in the first quarter of 2000 from $0.79 per Mcfe in the same quarter of 1999, due to the the decline in production volumes.

         General and administrative expenses of $18,000 in the current quarter decreased 44% from $32,000 in the first quarter of 1999. On a unit of production basis, these expenses increased 84% to $0.35 per Mcfe compared to $0.19 per Mcfe in the first quarter of 1999.

         In the first quarters of 2000 and 1999, the Partnership incurred interest expense of $5,000 and $64,000, respectively, on a loan advanced to it by Kelley Oil in August 1994 ("Initial Loan") to fund part of its drilling expenditures in excess of contributed capital. The reduction reflects the lower average note payable balance outstanding in the first quarter of 2000 as compared to the same period in 1999. See "Liquidity and Capital Resources" below.

         Depreciation, depletion and amortization ("DD&A") expense decreased 67% from $101,000 in the first quarter of 1999 to $33,000 in the current quarter due to lower production levels partially offset by higher depletion rates. The decrease in production was primarily related to the Phillips Transaction. On a unit of production basis, DD&A expense increased to $0.64 per Mcfe in the first quarter of 2000 from $0.60 per Mcfe in the same quarter last year.

         The Partnership recognized net income of $57,000 or $0.00 per Unit for the first quarter of 2000. For the first quarter of 1999, the Partnership recognized net income of $4,000 or $0.00 per Unit. The reasons for the variance between the first quarter of 2000 and the first quarter of 1999 are described in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash used in the Partnership's operating activities during the first three months of 2000, as reflected on its statement of cash flows, totaled $74,000. During the period, funds provided by investing activities were comprised of net reductions to capital expenditures of $57,000. During the period, funds provided by financing activities consisted of an adjustment in the Initial Loan principal of $17,000. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 1999.

         As part of the Phillips Transaction, the Partnership conveyed its interest in the West Bryceland and Sailes fields to Phillips for $2.1 million. In the third quarter of 1999, the sales proceeds were applied to reduce the Partnership's loan to Kelley Oil.

         Capital Resources. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs.

         Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. The Partnership's operating cash flows are currently being applied to pay interest and principal on the Initial Loan. At March 31, 2000, $183,000 of the $6,000,000 Initial Loan remained outstanding. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the outstanding balance of the Initial Loan.

         Year 2000. Contour, on behalf of the Partnership, conducted reviews and evaluations in response to Year 2000 issues. These issues involved the potential disruption to systems, processes, and business practices that may have occurred if system hardware and software utilized by Contour, its vendors, and customers had been unable to process year 2000 data. Neither Contour nor the Partnership incurred any disruptions due to year 2000 issues.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See discussion in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Report and other materials filed or to be filed by the Partnership with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Partnership or its representatives) that are forward-looking in nature are intended to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Partnership. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Partnership, including rates of inflation, oil and natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and natural gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities and those risk factors described on pages 9 and 10 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

         (b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the first quarter of 2000.

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


                                            KELLEY PARTNERS 1992
                                            DEVELOPMENT DRILLING PROGRAM

                                            By:  KELLEY OIL CORPORATION
                                                 Managing General Partner


Date: May15, 2000                           By:         /s/ Rick G. Lester
                                                 -------------------------------
                                                         Rick G. Lester
                                                   Senior Vice President and
                                                    Chief Financial Officer
                                                   (Duly Authorized Officer)
                                                 (Principal Financial Officer)

                               INDEX TO EXHIBITS



              EXHIBIT
              NUMBER:      EXHIBIT
              -------      -------
                  27       Financial Data Schedule (included only in the
                           electronic filing of this document).