Form 10-Q
period 2000-06-30
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 2000-08-11
CIK 891011

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


FOR THE QUARTER ENDED JUNE 30, 2000                  COMMISSION FILE NO. 0-20998


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


                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION
      Item 1. Financial Statements:
      Balance Sheets as of December 31, 1999 and June 30, 2000 (unaudited)...............................   2

      Statements of Income for the three months and six months ended
         June 30, 1999 and 2000 (unaudited)..............................................................   3

      Statements of Cash Flows for the six months ended June 30, 1999 and 2000 (unaudited)...............   4

      Notes to Financial Statements (unaudited)..........................................................   5

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......   6

      Item 3. Quantitative and Qualitative Disclosure About Market Risk..................................   8

PART II.  OTHER INFORMATION..............................................................................   9

      Item 6. Exhibits and Reports on Form 8-K...........................................................   9


                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                                         DECEMBER 31,       JUNE 30,
                                                                                              1999            2000
                                                                                        --------------   ------------
                                                                                                          (UNAUDITED)
ASSETS:
   Cash and cash equivalents........................................................... $      --         $      --
   Accounts receivable - trade.........................................................        28                49
   Accounts receivable - affiliates....................................................        17               156
                                                                                        ---------         ---------
   Total current assets................................................................        45               205
                                                                                        ---------         ---------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization................................................    41,466            41,409
     Less:  Accumulated depreciation, depletion and amortization.......................   (40,396)          (40,462)
                                                                                        ---------         ---------
   Total oil and gas properties........................................................     1,070               947
                                                                                        ---------         ---------
Total assets........................................................................... $   1,115         $   1,152
                                                                                        =========         =========

LIABILITIES:
   Accounts payable and accrued expenses............................................... $      62         $      69
                                                                                        ---------         ---------

   Total current liabilities...........................................................        62                69
                                                                                        ---------         ---------

   Long term note payable - affiliate..................................................       166                62
                                                                                        ---------         ---------
Total liabilities......................................................................       228               131
                                                                                        ---------         ---------

PARTNERS' EQUITY:
   LP Unitholders' equity .............................................................        62                76
   GP Unitholders' equity..............................................................       789               903
   Managing and special general partners' equity.......................................        36                42
                                                                                        ---------         ---------
Total partners' equity.................................................................       887             1,021
                                                                                        ---------         ---------
Total liabilities and partners' equity................................................. $   1,115         $   1,152
                                                                                        =========         =========


See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------   -------------------------
                                                                1999           2000           1999          2000
                                                              ---------     ---------       --------      ---------
REVENUES:
   Oil and gas sales..........................................$     208     $     198       $    542      $     369
   Gain on sale of properties.................................      855            --            855             --
                                                              ---------     ---------       --------      ---------
   Total revenues.............................................    1,063           198          1,397            369
                                                              ---------     ---------       --------      ---------

EXPENSES:
   Lease operating expenses...................................       79            67            195            121
   Severance taxes............................................       12             5             29              9
   General and administrative expenses........................       22            15             54             33
   Interest expenses..........................................       62             1            126              6
   Depreciation, depletion and amortization...................       58            33            159             66
                                                              ---------     ---------       --------      ---------
   Total expenses.............................................      233           121            563            235
                                                              ---------     ---------       --------      ---------
Net income....................................................$     830     $      77       $    834      $     134
                                                              =========     =========       ========      =========


Net income allocable to LP and GP unitholders.................$     797     $      73       $    801      $     129
                                                              =========     =========       ========      =========

Net income allocable to managing and
   special general partners...................................$      33     $       4       $     33      $       5
                                                              =========     =========       ========      =========
Net income per LP and GP unit.................................$     .05     $     .00       $    .05      $     .01
                                                              =========     =========       ========      =========

Average LP and GP units outstanding...........................   16,033        16,033         16,033         16,033
                                                              =========     =========       ========      =========



See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                         -------------------------
                                                                                           1999             2000
                                                                                          -------          -------
OPERATING ACTIVITIES:
   Net income...........................................................................$     834         $     134
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Gain on sale of properties.........................................................     (855)              --
     Depreciation, depletion and amortization...........................................      159                66
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable.........................................      101              (160)
     (Decrease) increase in accounts payable and accrued expenses.......................      (14)                7
                                                                                        ----------        ---------
   Net cash provided by operating activities............................................      225                47
                                                                                        ---------         ---------

INVESTING ACTIVITIES:
   Capital expenditures ................................................................      (23)               57
                                                                                        ----------        ---------
   Net cash (used in) provided by investing activities..................................      (23)               57
                                                                                        ---------         ---------

FINANCING ACTIVITIES:
   Principal payments on long-term borrowings...........................................     (202)             (104)
                                                                                        ---------         ---------
   Net cash used in financing activities................................................     (202)             (104)
                                                                                        ----------        ---------
Decrease in cash and cash equivalents...................................................       --                --
Cash and cash equivalents, beginning of period..........................................       --                --
                                                                                        ---------         ---------
Cash and cash equivalents, end of period................................................$      --         $      --
                                                                                        =========         =========


See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - GENERAL, INDUSTRY CONDITIONS AND LIQUIDITY

         General. The accompanying unaudited interim financial statements of Kelley Partners 1992 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2000 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 2 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form 10-K.

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

         Hedging Activities. Contour periodically uses forward sales contracts, swap agreements, natural gas basis swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. Contour's hedging activities also cover the production attributable to the interest of the public unitholders in its subsidiary partnerships. The credit risk exposure from counterparty nonperformance on forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. Contour has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

          Through natural gas price swap agreements, approximately 52%, 56%, 60% and 52% of the Partnership's natural gas production for the second quarter of 1999, the second quarter of 2000, the first half of 1999 and the first half of 2000, respectively, was affected by hedging transactions at average NYMEX quoted prices of $2.11 per Mmbtu, $2.60 per Mmbtu, $2.21 per Mmbtu and $2.54 per Mmbtu, respectively, before transaction and transportation costs. Through crude oil price swap agreements, the Partnership hedged approximately 73% and 70% of its crude oil production for the three and six months ended June 30, 2000, respectively, at average NYMEX quoted prices of $27.65 per bbl and $26.38 per bbl, respectively, before transaction and transportation costs. No crude oil was hedged in the three and six month period ended June 30, 1999. Hedging activities increased Partnership revenues by approximately $10,000 and $64,000 in the second quarter of 1999 and first half of 1999, respectively, as compared to estimated revenues had no hedging activities been conducted. Hedging activities decreased Partnership revenues by approximately $16,000 and $14,000 in the second quarter of 2000 and first half of 2000, respectively, as compared to estimated revenues had no hedging activities been conducted. As of June 30, 2000, approximately 39% of the Partnership's anticipated natural gas production for the remainder of 2000 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.60 per Mmbtu before transaction and transportation costs. As of June 30, 2000, approximately 15% of the Partnership's anticipated crude oil production for the remainder of 2000 has been hedged by crude oil price swap agreements at an average NYMEX quoted price of $25.40 per bbl before transaction and transportation costs. As of June 30, 2000, approximately 50% of the Partnership's natural gas production for the July
- December 2000 period had been hedged in the form of collars at a floor of $4.00/Mmbtu and a ceiling of $4.98/Mmbtu. Since June 30, 2000, the Partnership has executed two collars on approximately 50% of its expected natural gas production for the calendar year 2001. The terms of the first collar include a ceiling of $5.00/Mmbtu and a floor of $3.55/Mmbtu at closing NYMEX prices above $3.00/Mmbtu. However, at prices below $3.00/Mmbtu, the floor moves to NYMEX price plus $0.55 /Mmbtu. The terms of the second collar include a ceiling of $5.00/Mmbtu and a floor of $3.75/Mmbtu at closing NYMEX prices above $3.09/Mmbtu. However, at prices below $3.09/Mmbtu, the floor moves to NYMEX price plus $0.66 /Mmbtu.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 2000 and 1999. Oil and gas revenues of $198,000 for the second quarter of 2000 decreased 5% compared to $208,000 in the corresponding quarter of 1999 primarily as a result of lower gas production.

Production of natural gas decreased 52% from 84,000 Mcf in the second quarter of 1999 to 40,000 Mcf in the current quarter primarily due to the sale of properties in the second quarter of 1999 to Phillips Petroleum Company, see below. The average price of natural gas increased 54% from $2.13 per Mcf in the second quarter of 1999 to $3.27 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 2,360 barrels, with an average sales price of $29.53 per barrel compared to 2,578 barrels at $15.83 per barrel in the same quarter last year, representing a volume decrease of 8% and a price increase of 87%. In the second quarter of 1999, the Partnership conveyed its interests in the West Bryceland and Sailes fields to Phillips Petroleum Company. This transaction resulted in a second quarter 1999 gain on sale of properties of $855,000; see Liquidity and Capital Resources for further discussion.

         Lease operating expenses and severance taxes were $72,000 in the current quarter versus $91,000 in the second quarter of 1999, a decrease of 21%. The decrease was due primarily to lower second quarter 1998 lifting costs resulting from lower gas production due to the sale of properties in the second quarter of 1999. On a unit of production basis, these expenses increased to $1.34 per Mcfe in the second quarter of 2000 from $0.92 per Mcfe in the same quarter of 1999.

         General and administrative ("G&A") expenses of $15,000 in the current quarter decreased 32% from $22,000 in the second quarter of 1999. Lower second quarter 2000 Partnership production activity caused the decline in G&A expenses charged by Kelley Oil to the Partnership. On a unit of production basis, these expenses increased from $0.22 per Mcfe in the second quarter of 1999 to $0.28 per Mcfe in the current quarter.

         Depreciation, depletion and amortization ("DD&A") expenses decreased 43% from $58,000 in the second quarter of 1999 to $33,000 in the current quarter due to lower current quarter production levels related to the sale of properties in the second quarter of 1999. On a unit of production basis, DD&A expenses increased to $0.61 per Mcfe in the second quarter of 2000 from $0.59 per Mcfe in the same quarter last year.

         The Partnership recognized net income of $77,000 or $0.00 per Unit for the second quarter of 2000. For the second quarter of 1999, the Partnership recognized net income of $830,000 or $0.05 per Unit. The reasons for the variance between the second quarter of 2000 and the second quarter of 1999 are described in the foregoing discussion.

         Six Months Ended June 30, 2000 and 1999. Oil and gas revenues of $369,000 for the first six months of 2000 decreased 32% compared to $542,000 in the corresponding period of 1999 as a result of lower gas production partially offset by higher gas and oil prices. Production of natural gas decreased 69% from 237,000 Mcf in the first six months of 1999 to 74,000 Mcf in the current period primarily due to the sale of properties in the first half of 1999 to Phillips Petroleum Company. The average price of natural gas was $3.04 per Mmcf in the first half of 2000 compared to $2.05 per Mmcf in the prior year. Production of crude oil in the current period totaled 5,264 barrels, with an average sales price of $27.89 per barrel compared to 4,952 barrels at $13.70 per barrel in the same period last year, representing a volume increase of 6% and a price increase of 104%. In the first half of 1999, the Partnership conveyed its interests in the West Bryceland and Sailes fields to Phillips Petroleum Company. This transaction resulted in a second quarter 1999 gain on sale of properties of $855,000; see Liquidity and Capital Resources for further discussion.

         Lease operating expenses and severance taxes were $130,000 in the current period versus $224,000 in the first half of 1999, a decrease of 42%. The decrease was due primarily to lower lifting costs in the first half of 2000 resulting from lower gas production related to the sale of properties in the first half of 1999. On a unit of production basis, these expenses increased to $1.24 per Mcfe in the first six months of 2000 from $0.84 per Mcfe in the year-earlier period.

         G&A expenses of $33,000 in the current period decreased 39% from $54,000 in the first half of 1999. Lower current period Partnership production activity caused the decline in G&A expenses charged by Kelley Oil to the Partnership. On a unit of production basis, these expenses increased from $0.20 per Mcfe in the first six months of 1999 to $0.31 per Mcfe in the current period.

         In the first six months of 2000 and 1999, the Partnership incurred interest expenses of $6,000 and $126,000, respectively, on a loan advanced to it by Kelley Oil in August 1994 ("Initial Loan") to fund part of its drilling expenditures in excess of contributed capital. The reduction reflects the lower average note payable balance outstanding in the first half of 2000. See "Liquidity and Capital Resources" below.

         DD&A expenses decreased 58% from $159,000 in the first six months of 1999 to $66,000 in the current period due to lower current period production levels partially offset by higher current period depletion rates. On a unit of production basis, DD&A expenses increased to $0.63 per Mcfe in the first half of 2000 from $0.60 per Mcfe in the same period last year.

         The Partnership recognized net income of $134,000 or $0.01 per Unit for the first half of 1999. For the first half of 1999, the Partnership recognized net income of $834,000 or $0.05 per Unit. The reasons for the variance between the first six months of 2000 and the first six months of 1999 are described in the foregoing discussion.

         The results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during the first six months of 2000, as reflected on its statement of cash flows, totaled $47,000. During the period, funds provided by investing activities were comprised of net reductions to capital expenditures of $57,000, and funds used in financing activities included a reduction in the Initial Loan principal of $104,000. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 1999.

         Capital Resources. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs.

         Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. The Partnership's operating cash flows are currently being applied to pay interest and principal on the Initial Loan. At June 30, 2000, $62,000 of the $6,000,000 Initial Loan remained outstanding. By continuing to service its debt from operating cash flow, the Partnership expects to further reduce the remaining outstanding balance of the Initial Loan.

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

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the second quarter of 2000.

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



                                       KELLEY PARTNERS 1992
                                       DEVELOPMENT DRILLING PROGRAM

                                       By:  KELLEY OIL CORPORATION
                                            Managing General Partner


Date: August 11, 2000                  By:     /s/ Rick G. Lester
                                          -------------------------------------
                                                  Rick G. Lester
                                              Chief Financial Officer
                                             (Duly Authorized Officer)
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX



              EXHIBIT
              NUMBER       DESCRIPTION
              -------      -----------

                27         Financial Data Schedule