Form 10-K
period 2000-12-31
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 2001-04-02
CIK 891011

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 23, 2001, Kelley Partners 1992 Development Drilling Program had 16,033,009 units of limited and general partner interests (the "Units") outstanding. The Units are not publicly traded.

================================================================================

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

         General. Kelley Partners 1992 Development Drilling Program, a Texas limited partnership (the "Partnership"), was formed in 1992 to develop oil and gas properties located onshore in Louisiana. The Partnership issued a total of 16,033,009 units of limited and general partner interests ("Units"), representing 96.04% of the total interests in the Partnership, for $48,099,027. The Units consist of 1,647,500 Units of limited partner interests ("LP Units") and 14,385,509 Units of general partner interests ("GP Units"). In addition, the Partnership issued managing and special general partner ("General Partner") interests, representing the other 3.96% of the total interests in the Partnership, for $1,983,258. In the aggregate, Kelley Oil Corporation, a Delaware corporation, the managing general partner of the Partnership (the "Managing General Partner" or "Kelley Oil"), owns 92.12% of the total interests of the Partnership. Kelley Oil is a subsidiary of Contour Energy Co., collectively with its subsidiaries ("Contour").

         In December 2000, Kelley Oil invited the unit holders for the Partnership to tender their units for cash. The cash offer was $0.123 per unit for all of the Partnership units not held by Kelley Oil. A total of 1,298,724 Partnership units (50% of units eligible for tender) were tendered. The total cost was approximately $200,000, including transaction costs. After the tender, Kelley Oil owns 91.82% of the Units and a 3.94% General Partner interest.

As used in this Annual Report on Form 10-K (the "Report"), "Mcf" means thousand cubic feet, "Mmcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel or 42 U.S. gallons liquid volume, "Mbbl" means thousand barrels, "Mcfe" means thousand cubic feet of natural gas equivalent using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate and natural gas liquids, "Mmcfe" means million cubic feet of natural gas equivalent, "Bcfe" means billion cubic feet of natural gas equivalent, and "Mmbtu" means million British thermal units. This Report includes various other capitalized terms that are defined when first used.

         The Partnership has received the benefits of a dramatic increase in the level of commodity prices (mainly natural gas) during 2000. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. Historically, Contour on behalf of the Partnership periodically enters into hedge contracts to protect against commodity price declines. However, effective 2001 the Partnership no longer plans to enter into hedging transactions because small production volumes makes doing so no longer feasible.

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

         Development and Production. From inception through the completion of drilling activities in 1994, the Partnership participated in drilling 39 gross wells, of which 30 gross (11.07 net) wells were productive and 9 gross (4.16 net) wells were dry. Subsequently, two producing Partnership wells were plugged when production declined to noncommercial levels. From its inception through 2000, the Partnership produced
10.7 Bcf of natural gas and 212,513 barrels of oil and natural gas liquids, generating total oil and gas revenues of $25,635,000, as restated, of which $4,823,000 or $0.29 per Unit has been distributed to the partners. To enable the Partnership to fund part of its drilling and recompletion expenses in excess of contributed capital, quarterly distributions were suspended in October 1994, reinstated for only one quarter in 1995, and suspended again thereafter. In February 2001, the fourth quarter 2000 earnings distribution was paid to the managing and special general partners and the unitholders in the amounts of $13,000 and $304,000, or $0.02 per Unit, respectively. However, future distributions to the unitholders are dependent on the future operating results of the Partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         On March 8, 2001, Contour announced that John F. Bookout, Contour's President and Chief Executive Officer had informed the Board of Directors of his intention to retire effective April 30, 2001, and to step down as Chairman and a member of the Board of Directors effective May 30, 2001. Kenneth R. Sanders will assume the position of President and Chief Executive Officer effective April 30, 2001. Additionally, Rick G. Lester, Contour's Chief Financial Officer, was appointed Executive Vice President. Both Messrs. Sanders and Lester were elected directors of Contour.

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

ESTIMATED PROVED RESERVES

         General. The estimated gross quantities of proved and proved developed reserves for properties in which the Partnership owns interests were prepared as of January 1, 1999, 2000 and 2001, by an independent petroleum engineering firm. For the reserves at January 1, 2000 and 2001, Contour applied appropriate Partnership revenue interests to determine the Partnership's net proved reserves shown below.

         Quantities. The following table sets forth the Partnership's estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas as of January 1, 1999, 2000 and 2001. Proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion.

                            ESTIMATED PROVED RESERVES

                                                            AS OF JANUARY 1,
                                                     ---------------------------
                                                     1999       2000       2001
                                                     -----      -----      -----
Crude oil and liquids (Mbbl):
   Proved developed ...........................         88         64         70
   Proved undeveloped .........................         --         --         --
                                                     -----      -----      -----
     Total proved .............................         88         64         70
                                                     =====      =====      =====
Natural gas (Mmcf):
   Proved developed ...........................      3,759      1,196      1,247
   Proved undeveloped .........................         --         --         --
                                                     -----      -----      -----
     Total proved .............................      3,759      1,196      1,247
                                                     =====      =====      =====


         Detailed information concerning the Partnership's estimated proved reserves and discounted net future cash flows is contained in the Supplementary Financial Information included in Note 7 in Notes to the Financial Statements. The Partnership has not filed any estimates of reserves with any federal authority or agency during the past year other than estimates contained in its last annual report filed with the Securities and Exchange Commission ("SEC").

         Uncertainties in Estimating Reserves. Oil and gas proved reserves cannot be measured exactly. Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. Estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve estimates are based on many factors related to reservoir performance which require evaluation by the engineers interpreting the available data, as well as price and other economic factors. The reliability of these estimates at any point in time depends on the quality and quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgment. Further, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Consequently, reserve estimates are subject to revision as additional data becomes available during the producing life of a reservoir. There also can be no assurance that the reserves set forth herein will ultimately be produced. In addition, the estimates of future net revenues from proved reserves of the Partnership and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct when judged against actual subsequent experience.

DESCRIPTION OF SIGNIFICANT PROPERTIES

         General. The properties of the Partnership consist primarily of interests in producing wells located in the Hosston, Smackover, Miocene and Oligocene trends in Louisiana. All of the Partnership's oil and gas reserves are located within the continental United States.

         Significant Fields. The following table sets forth certain information as of January 1, 2001 with respect to the Partnership's interests in its most significant fields, together with information for all other fields combined.

                          SIGNIFICANT PROVED PROPERTIES
                                 (IN THOUSANDS)

                                                 PROVED RESERVES AT JANUARY 1, 2001               2000 PRODUCTION
                                             -----------------------------------------   -------------------------------------------
                                                                     GAS                                         GAS
                                               OIL        GAS     EQUIVALENT               OIL        GAS    EQUIVALENT
PROPERTY                                     (Mbbls)     (Mmcf)    (Mmcfe)         %     (Mbbls)     (Mmcf)    (Mmcfe)         %
--------                                     -------     ------   ----------     -----   -------     ------  -----------    -----
RTH LOUISIANA:
Ada field ..............................         --        183        183         11.0      --         21         21         10.3
Sibley field ...........................         10        345        405         24.3      --         29         29         14.3
SOUTH LOUISIANA:
   Orange Grove/Humphreys field ........          7        121        163          9.8       2         21         33         16.3
   Ouiski Bayou field ..................         53        546        864         51.8       7         72        114         56.2
OTHER:
   As a group ..........................         --         52         52          3.1      --          6          6          2.9
                                                 --      -----      -----        -----       -        ---        ---        -----
     Total .............................         70      1,247      1,667        100.0       9        149        203        100.0
                                                 ==      =====      =====        =====       =        ===        ===        =====


         Additional information regarding these fields is set forth below. Unless otherwise noted, acreage and well information is provided as of December 31, 2000, and reserve information is provided as of January 1, 2001.

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

                                 SOUTH LOUISIANA

         Orange Grove/Humphreys Field. The Orange Grove/Humphreys field is located in Terrebonne Parish, Louisiana. The Partnership has an interest in 1 gross (.33 net) well producing from the 1st Hollywood formation at a depth of approximately 11,600 feet that Kelley Oil operates. The Orange Grove/Humphreys field reserves are 100% proved developed.

         Ouiski Bayou Field. The Ouiski Bayou field is located in Terrebonne Parish, Louisiana. The Partnership has an interest in 1 gross (.33 net) well producing from the Cib op formation at a depth of 17,000 feet that Kelley Oil operates. The Ouiski Bayou field reserves are 100% proved developed.

PRODUCTION, PRICE AND COST DATA

         The following tables set forth the oil and gas production, average sales price and average production costs per equivalent unit of oil and gas produced by the Partnership for the years ended December 31, 1998, 1999 and 2000. Detailed additional information concerning the Partnership's oil and gas producing activities is contained in the Supplementary Financial Information included in Note 7 in Notes to the Financial Statements.

                             OIL AND GAS PRODUCTION

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                -----------------------------
                                                                                  1998       1999       2000
                                                                                -------    -------    -------
Crude oil, condensate and natural gas liquids (Bbls)............................ 10,172      9,398      9,031
Natural gas (Mmcf)..............................................................    601        314        149


                                      AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                -----------------------------
                                                                                  1998       1999       2000
                                                                                -------    -------    -------
Average sales price:
   Crude oil, condensate and natural gas liquids per Bbl........................$ 13.56    $ 15.78    $ 29.70
   Natural gas per Mcf, including the effects of hedging (1)....................   2.30       2.26       3.59
Oil and gas revenues per Mcfe (1)...............................................   2.30       2.32       3.95
Average production costs per Mcfe (1)...........................................    .90       1.02       1.26


(1) Includes effect of new accounting pronouncement requiring shipping and handling expenses (i.e. compression and transportation expenses) to be included in production costs rather than netted in revenues. The impact on production costs are increases of $.15/Mcfe, $.13/Mcfe and $.03/Mcfe for the years 1998, 1999 and 2000, respectively. Realized prices for natural gas per Mcf and oil and gas revenues per Mcfe have been restated accordingly. See Note 6 in Notes to the Financial Statements.

OIL AND GAS WELLS

         As of December 31, 2000, the Partnership owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:

                                                                                         GROSS(1)            NET
                                                                                        ---------         --------
Oil wells...............................................................................       --               --
Gas wells...............................................................................        9             1.35
                                                                                        ---------         --------
 Total..................................................................................        9             1.35
                                                                                        =========         ========

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


                                 GROSS                  GROSS                  NET                     NET
                          DEVELOPMENT WELLS      EXPLORATORY WELLS     DEVELOPMENT WELLS      EXPLORATORY WELLS
                          -----------------      -----------------     -----------------      -----------------
                          PRODUCTIVE    DRY      PRODUCTIVE    DRY     PRODUCTIVE    DRY      PRODUCTIVE    DRY
                          ----------    ---      ----------    ---     ----------    ---      ----------    ---

1998.......................  --          --          --         --          --        --          --         --
1999.......................  --          --          --         --          --        --          --         --
2000.......................  --          --          --         --          --        --          --         --


MARKETING OF NATURAL GAS AND CRUDE OIL

         The Partnership does not refine or process any of the oil and natural gas it produces. The natural gas production of the Partnership is sold to various purchasers typically in the areas where the natural gas is produced. The Partnership currently is able to sell all of its natural gas at current market prices. Its revenue streams are therefore sensitive to changes in current market prices. The Partnership's sales of crude oil, condensate and natural gas liquids generally are related to posted field prices.

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

EMPLOYEES

         The Partnership has no employees and utilizes the management and staff of Kelley Oil. As of December 31, 2000, Kelley Oil had 45 employees. Kelley Oil's staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. See "Directors and Executive Officers of Kelley Oil Corporation." None of Kelley Oil's employees are represented by a union. Kelley Oil has never experienced an interruption in its operations from any kind of labor dispute, and its working relationship with its employees is satisfactory.

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

         Volatility of Oil, Natural Gas and Natural Gas Liquids Prices. The Partnership's financial results are affected significantly by the prices received for its oil, natural gas and natural gas liquids production. Historically, the markets for oil, natural gas and natural gas liquids have been volatile and are expected to continue to be volatile in the future. The Partnership's future financial condition and results of operations will depend, in part, upon the prices received for its oil and natural gas production, as well as the costs of developing and producing reserves. Because the Partnership will no longer plans to hedge its production, prices realized by the Partnership may be more volatile than historically.

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

                                     PART II

ITEM 5.  MARKET FOR UNITS AND RELATED UNITHOLDER MATTERS

         There is no market for the Units of the Partnership. Transfer of the Units was substantially restricted by the provisions of the Partnership Agreement until the Partnership Agreement was amended in December 2000 to allow unitholders to buy or sell units from existing unitholders. As of March 23, 2001, there were 477 holders of record of the Partnership's Units.

         The following table sets forth the cash distributions per Unit paid by the Partnership during the periods indicated.


                                                                                      DISTRIBUTIONS
                                                                                      -------------

                  1998:
                  First quarter......................................................   $    --
                  Second quarter.....................................................        --
                  Third quarter......................................................        --
                  Fourth quarter.....................................................        --

                  1999:
                  First quarter......................................................        --
                  Second quarter.....................................................        --
                  Third quarter......................................................        --
                  Fourth quarter.....................................................        --

                  2000:
                  First quarter......................................................        --
                  Second quarter.....................................................        --
                  Third quarter......................................................        --
                  Fourth quarter.....................................................       .02


         Distribution levels are affected by numerous factors, including oil and gas prices, production levels and operating costs, together with any working capital or debt service requirements. To enable the Partnership to fund part of its drilling and recompletion expenses in excess of contributed capital, distributions were suspended in the fourth quarter of 1994 and reinstated only for the third quarter of 1995. In the third quarter 2000, the final payment on the $6,000,000 Initial Loan from Kelley Oil was paid. In February 2001, the fourth quarter 2000 earnings distribution was paid to the managing and special general partners and the unitholders in the amounts of $13,000 and $304,000, or $0.02 per Unit, respectively. Future distributions to the unitholders and the managing and special general partners are contingent on future operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected financial data for the Partnership. The financial information presented below is derived from the Partnership's audited Financial Statements presented elsewhere in this Report and in previously filed Form 10Ks, and should be read in conjunction with those Financial Statements and the related Notes thereto.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                       YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------
                                                     1996          1997         1998         1999         2000
                                                   ---------    ---------    ---------    ---------     --------
SUMMARY OF OPERATIONS:
  Total revenues (1) (3)...........................$   4,991    $   2,391    $   1,495    $   1,693     $  800
  Production expenses (1)..........................      816          645          594          378        256
  Exploration expenses.............................       (3)         --            --           --         --
  General and administrative expenses..............      325          476          134           92         62
  Interest expense.................................      810          376          287          174          6
  Depreciation, depletion and amortization.........    1,280          587          427          225        120
  Impairment of oil and gas properties.............       --           --          466           --         --
  Net income (loss)................................    1,763          307         (413)         824        356
  Net income (loss) per Unit (2)...................      .11          .02         (.02)         .05        .02
  Distributions paid per Unit (2)..................       --           --           --           --        .02
  Units outstanding................................   16,033       16,033       16,033       16,033     16,033

                                                                         AS OF DECEMBER 31,
                                                   -------------------------------------------------------------
                                                     1996          1997         1998         1999         2000
                                                   ---------    ---------    ---------    ---------     --------
SUMMARY BALANCE SHEET DATA:
   Working capital (deficit).......................$   1,582    $     288    $      23    $     (17)    $     (1)
   Oil and gas properties, net.....................    3,987        3,369        2,528        1,070          927
   Long-term debt..................................    5,400        3,181        2,488          166           --
   Total partners' equity..........................      169          476           63          887          926
   Total assets....................................    5,712        3,741        2,649        1,115        1,011

(1) Total Revenues and Production expenses have been restated for the years 1997, 1998 and 2000 in accordance with a new accounting pronouncement. See Note 6 in Notes to the Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(2) Per Unit amounts are based on the Unitholders' 96.04% share of net income and loss.
(3)      1999 revenues include gain on sale of properties of $850.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1992, the Partnership issued a total of 16,033,009 units of limited and general partner interests ("Units") at $3.00 per Unit for a total of $48,099,027. The Units represent 96.04% of the total interests in the Partnership and consist of 1,647,500 Units of limited partner interests ("LP Units") and 14,385,509 Units of general partner interests ("GP Units") at December 31, 2000. In addition, the Partnership issued managing and special general partner interests on a pro rata basis for $1,983,258, representing 3.96% of the total interests in the Partnership. In the aggregate, Kelley Oil Corporation, a Delaware corporation, the managing general partner of the Partnership (the "Managing General Partner" or "Kelley Oil"), owns 92.12% of the total interests of the Partnership. Kelley Oil is a subsidiary of Contour Energy Co., collectively with its subsidiaries ("Contour").

         In December 2000, Kelley Oil invited the unit holders for the Partnership to tender their units for cash. The cash offer was $0.123 per unit for the Partnership units not held by Kelley Oil. A total of 1,298,724 Partnership units (50% of units eligible for tender) were tendered. The total cost was approximately $200,000, including transaction costs. After the tender, Kelley Oil owns 91.82% of the Units and a 3.94% General Partner interest.

         Drilling Operations. Since inception, the Partnership participated in drilling 39 gross (15.23 net) wells, of which 30 gross (11.07 net) wells were found productive and 9 gross (4.16 net) wells were dry.

         Hedging Activities. Historically, Contour on behalf of the Partnership periodically enters into hedge contracts to protect against commodity price declines. Contour normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of the closing NYMEX price for crude oil as the underlying index ("Index Price"). See Note 5 in the Notes to the Financial Statements. However, effective 2001 the Partnership no longer plans to enter into hedging transactions because small production volumes makes doing so no longer feasible.

         Through natural gas price swap agreements, the Partnership hedged approximately 49% and 50%, respectively, of its natural gas production for 1998 and 1999, respectively, at average NYMEX quoted prices of $2.31 and $2.17 per Mmbtu, respectively, before transaction and transportation costs. For 2000, the Partnership hedged approximately 72% of its natural gas production using price swap agreements (48%) and a costless collar (24%). The average price received under the swap agreements was $2.59/Mmbtu. The costless collar included a ceiling of $4.98/Mmbtu and a floor of $4.00/mmbtu at the closing Index Price. As of December 31, 2000, none of the Partnership's anticipated natural gas production for 2001 has been hedged

         Through crude oil price swap agreements, the Partnership hedged approximately 29% of its crude oil production for 1999 at an average NYMEX quoted price of $20.00 per bbl, before transaction and transportation costs. No crude oil was hedged in 1998. For 2000, the Company hedged approximately 66% of its crude oil production using price swap agreements (41%) and costless collars (25%). The average price received under the swap agreements was $26.21/Bbl. The costless collars included an average ceiling of $32.21/Bbl and an average floor of $26.11/Bbl at the closing Index Price. As of December 31, 2000, none of the Partnership's crude oil production for 2001 had been hedged.

          Hedging activities decreased Partnership oil and natural gas revenues by approximately $17,000 and $109,000 in 1999 and 2000, respectively, and increased such revenues by approximately $50,000 in 1998 as compared to estimated revenues had no hedging activities been conducted.

         The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Partnership has not experienced counterparty nonperformance on these agreements.

RESULTS OF OPERATIONS

         Years Ended December 31, 2000 and 1999. Oil and gas revenues were $800,000 for 2000 as compared to $843,000 in the corresponding period of 1999, primarily as a result of lower oil and gas production offset by higher oil and natural gas prices. Production of natural gas decreased 53% from 314,000 Mcf in 1999 to 149,000 Mcf in 2000. Production of crude oil in the current year totaled 9,031 barrels compared to 9,398 barrels last year, representing a decrease of 4%. Oil and gas production decreased due to the sale of properties to Phillips Petroleum Company ("Phillips") in the second quarter of 1999 and natural depletion.

         Lease operating expenses and severance taxes were $256,000 in 2000 versus $378,000 in 1999, a decrease of 32%, primarily related to the sale of properties to Phillips. On a unit of production basis, these expenses increased to $1.26 per Mcfe in 2000 from $1.02 per Mcfe in 1999. Transportation and compression expenses of $48,000 ($0.13 per Mcfe) and $7,000 ($0.03 per Mcfe) were included in lease operating expense for 1999 and 2000, respectively, as a result of a new accounting pronouncement. See Note 6 in Notes to Financial Statements.

         General and administrative expenses of $62,000 in 2000 decreased 33% from $92,000 in 1999. On a unit of production basis, these expenses increased from $0.25 per Mcfe in 1999 to $0.31 per Mcfe in 2000.

         In 2000 and 1999, the Partnership incurred interest expense of $6,000 and $174,000, respectively, on a loan advanced to it by Kelley Oil in August 1994 to fund part of its drilling expenses in excess of contributed capital. The reduction reflects the lower average note payable balance outstanding in 2000 as compared to 1999. In 2000, the final payment of $166,000 was made on the $6,000,000 Initial Loan. See "Liquidity and Capital Resources".

         Depreciation, depletion and amortization ("DD&A") expense decreased 47% from $225,000 in 1999 to $120,000 in 2000 due to lower production levels related to the sale of properties to Phillips and lower depletion rates. On a unit of production basis, DD&A expense decreased from $0.61 per Mcfe in 1999 to $0.59 per Mcfe in 2000.

         The Partnership recognized net income in 2000 of $356,000 or $0.02 per Unit compared to net income in 1999 of $824,000, including a $850,000 gain on sale of properties, or $0.05 per Unit. The reasons for the variance between 2000 and 1999 are described in the foregoing discussion.

         Years Ended December 31, 1999 and 1998. Oil and gas revenues of $843,000 for 1999 decreased 43% compared to $1,495,000 in the corresponding period of 1998 primarily as a result of lower oil and gas production. Production of natural gas decreased 48% from 601,000 Mcf in 1998 to 314,000 Mcf in 1999. Production of crude oil in the current year totaled 9,398 barrels compared to 10,172 barrels last year, representing a decrease of 8%. Oil and gas production decreased due to the sale of properties to Phillips and natural depletion.

         In 1999, the Partnership recognized a $850,000 gain on the sale of the north Louisiana fields to Phillips.

         Lease operating expenses and severance taxes were $378,000 in 1999 versus $594,000 in 1998, a decrease of 36%, primarily related to the sale of properties to Phillips. On a unit of production basis, these expenses increased to $1.02 per Mcfe in 1999 from $0.90 per Mcfe in 1998. Transportation and compression expenses of $97,000 ($0.15 per Mcfe) and $48,000 ($0.13 per Mcfe) were included in lease operating expense for 1998 and 1999, respectively, as a result of a new accounting pronouncement.

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

         DD&A expense decreased 47% from $427,000 in 1998 to $225,000 in 1999 due to lower production levels related to the sale of properties to Phillips and lower depletion rates. On a unit of production basis, DD&A expense decreased from $0.64 per Mcfe in 1998 to $0.61 per Mcfe in 1999.

         In 1998, the Partnership recognized a non-cash impairment charge of $466,000 against the carrying values of its proved oil and gas properties, for the year ended December 31, 1998 (see "Oil and Gas Properties" in Note 1 to the Financial Statements).

         The Partnership recognized net income in 1999 of $824,000 or $0.05 per Unit compared to a net loss in 1998 of $413,000 or $(0.02) per Unit. The reasons for the variance between 1999 and 1998 are described in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during 2000, as reflected on its statement of cash flows, totaled $460,000. During the period, funds used in financing activities included a reduction in the Initial Loan principal of $166,000 and partnership distributions of $317,000. As a result of these activities, the Partnership's cash and cash equivalents remained at zero at December 31, 2000.

         The Partnership has received the benefits of a dramatic increase in the level of commodity prices (mainly natural gas) during 2000. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. Historically, Contour on behalf of the Partnership periodically enters into hedge contracts to protect against commodity price declines. However, effective 2001 the Partnership no longer plans to enter into hedging transactions because small production volumes makes doing so no longer feasible.

         Capital Resources. The partners' equity at December 31, 2000 increased to $926,000 as compared to $887,000 at December 31, 1999. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs. As of December 31, 2000, the Partnership was fully capitalized with contributions aggregating $50,082,285.

         Distribution Policy. The Partnership maintains a policy of distributing cash which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. In 2000, the final payment of $166,000 was made on the $6,000,000 Initial Loan. In February 2001, the fourth quarter 2000 earnings distribution was paid to the managing and special general partners and the unitholders in the amounts of $13,000 and $304,000, or $0.02 per Unit, respectively. However, future distributions to the unitholders and the managing and special general partners are contingent on future operating results.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation. The following table shows the changes in the average oil and natural gas prices (including the effects of hedging) received by Partnership during the periods indicated.

                                                                                            Average        Average
                                                                                           Oil Price      Gas Price
                                                                                            ($/Bbl)        ($/Mcf)
                                                                                           ---------      ---------
  YEAR ENDED:
    December 31, 1998...................................................................     13.56           2.30
    December 31, 1999...................................................................     15.78           2.26
    December 31, 2000...................................................................     29.70           3.59

         Accounting Pronouncements. The Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

         As of January 1, 2001, the Partnership is not party to any derivative instruments and as such there is no impact on its financial statements as a result of the adoption of SFAS 133.

         In the fourth quarter of 2000, the Partnership adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Partnership has reclassified its transportation and compression expenses from oil and gas revenues to production expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Hedging

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                              INDEX TO FINANCIAL STATEMENTS

KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM:


                                                                                                             PAGE
                                                                                                             ----
Independent Auditors' Report...............................................................................   19
Balance Sheets - December 31, 1999 and 2000................................................................   20
Statements of Operations - For the years ended December 31, 1998, 1999 and 2000............................   21
Statements of Cash Flows - For the years ended December 31, 1998, 1999 and 2000............................   22
Statements of Changes in Partners' Equity (Deficit) - For the years ended
    December 31, 1998, 1999 and 2000.......................................................................   23
Notes to Financial Statements..............................................................................   24

                          INDEPENDENT AUDITORS' REPORT


To the Partners of Kelley Partners 1992 Development Drilling Program:


We have audited the accompanying balance sheets of Kelley Partners 1992 Development Drilling Program (a Texas limited partnership) as of December 31, 1999 and 2000, and the related statements of operations, cash flows, and changes in partners' equity (deficit) for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Kelley Partners 1992 Development Drilling Program as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP

Houston, Texas
March 22, 2001

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                DECEMBER 31,
                                                                                         ---------------------------
                                                                                           1999              2000
                                                                                         ---------         ---------
ASSETS:
   Cash and cash equivalents............................................................ $      --         $      --
   Accounts receivable - trade..........................................................        28                37
   Accounts receivable - affiliates.....................................................        17                47
                                                                                         ---------         ---------
     Total current assets...............................................................        45                84
                                                                                         ---------         ---------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization.................................................    41,466            41,443
     Less:  Accumulated depreciation, depletion & amortization..........................   (40,396)          (40,516)
                                                                                         ---------         ---------
     Total oil and gas properties.......................................................     1,070               927
                                                                                         ---------         ---------
   Total assets......................................................................... $   1,115         $   1,011
                                                                                         =========         =========

LIABILITIES:
   Accounts payable and accrued expenses................................................ $      62         $      85
                                                                                         ---------         ---------
     Total current liabilities..........................................................        62                85
                                                                                         ---------         ---------
   Long-term note payable - affiliate...................................................       166                --
                                                                                         ---------         ---------
     Total liabilities..................................................................       228                85
                                                                                         ---------         ---------

PARTNERS' EQUITY:
   LP Unitholders' equity...............................................................        62                67
   GP Unitholders' equity...............................................................       789               822
   Managing and Special General Partners' equity........................................        36                37
                                                                                         ---------         ---------
     Total partners' equity.............................................................       887               926
                                                                                         ---------         ---------
   Total liabilities and partners' equity .............................................. $   1,115         $   1,011
                                                                                         =========         =========


                       See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                                    YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                         1998              1999              2000
                                                                       ---------        ---------         ---------
REVENUES:
   Oil and gas sales...................................................$   1,495        $     843         $     800
   Gain on sale of properties..........................................       --              850                --
                                                                       ---------        ---------         ---------
   Total revenues......................................................    1,495            1,693               800
                                                                       ---------        ---------         ---------
COSTS AND EXPENSES:
   Lease operating expenses............................................      517              333               224
   Severance taxes.....................................................       77               45                32
   General and administrative expenses.................................      134               92                62
   Interest expense....................................................      287              174                 6
   Depreciation, depletion and amortization............................      427              225               120
   Impairment of oil and gas properties................................      466               --                --
                                                                       ---------        ---------         ---------
     Total expenses....................................................    1,908              869               444
                                                                       ---------        ---------         ---------
Net (loss) income......................................................$    (413)       $     824          $    356
                                                                       =========        =========         =========
Net (loss) income allocable to LP and GP unitholders...................$    (397)       $     791         $     342
                                                                       =========        =========         =========
Net (loss) income allocable to managing and
   special general partners............................................$     (16)       $      33         $      14
                                                                       =========        =========         =========
Net (loss) income per LP and GP Unit...................................$   (.02)        $     .05         $    .02
                                                                       =========        =========         =========
Average LP and GP Units outstanding....................................   16,033           16,033            16,033
                                                                       =========        =========         =========


                       See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------------
                                                                          1998             1999              2000
                                                                       ---------        ----------        ----------
OPERATING ACTIVITIES:
   Net (loss) income................................................... $    (413)       $     824         $     356
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Gain on sale of properties........................................        --             (850)               --
     Depreciation, depletion and amortization..........................       427              225               120
     Impairment of oil and gas properties..............................       466               --                --
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable......................       251               75               (39)
       Increase (decrease) in accounts payable and accrued expenses....        14              (36)               23
                                                                        ---------       ----------        ----------
   Net cash provided by operating activities...........................       745              238               460
                                                                        ---------       ----------        ----------
INVESTING ACTIVITIES:
   Capital expenditures................................................       (52)             (14)               23
   Proceeds from sale of assets........................................        --            2,098                --
                                                                        ---------       ----------        ----------
   Net cash (used in) provided by investing activities.................       (52)           2,084                23
                                                                        ---------       ----------        ----------
FINANCING ACTIVITIES:
   Distributions.......................................................        --               --              (317)
   Payments on long-term borrowings....................................      (693)          (2,322)             (166)
                                                                        ---------       ----------        ----------
   Net cash used in financing activities...............................      (693)          (2,322)             (483)
                                                                        ---------       ----------        ----------

Increase (decrease) in cash and cash equivalents.......................        --               --                --

Cash and cash equivalents, beginning of period.........................        --               --                --
                                                                        ---------       ----------        ----------
Cash and cash equivalents, end of period............................... $      --        $      --         $      --
                                                                        =========       ==========        ==========

                       See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                                                         MANAGING
                                                                                            AND
                                                                                          SPECIAL
                                                              LP              GP          GENERAL
                                                         UNITHOLDERS     UNITHOLDERS      PARTNERS          TOTAL
                                                         -----------     -----------      --------          -----
Partners' equity at January 1, 1998..................       $  21           $ 436           $  19           $ 476
                                                            -----           -----           -----           -----
Net loss.............................................         (41)           (356)            (16)           (413)
                                                            -----           -----           -----           -----
  Partners' (deficit) equity at December 31, 1998....         (20)             80               3              63
                                                            -----           -----           -----           -----
Net income...........................................          82             709              33             824
                                                            -----           -----           -----           -----
  Partners' equity at December 31, 1999..............          62             789              36             887
                                                            -----           -----           -----           -----
Distributions........................................         (31)           (273)            (13)           (317)
Net income...........................................          36             306              14             356
                                                            -----           -----           -----           -----
  Partners' equity at December 31, 2000..............       $  67           $ 822           $  37           $ 926
                                                            =====           =====           =====           =====


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

         Oil and Gas Properties. Oil and gas properties are located in the United States, and are held of record by Kelley Operating Company, Ltd. The Partnership utilizes the successful efforts method of accounting for its oil and gas operations. Under the successful efforts method, the costs of successful wells and development dry holes are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are taken into account in depreciation, depletion and amortization.

         The Partnership's proved oil and gas properties are reviewed for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. As a result of a decline in its proved reserves at January 1, 1999 from year-earlier levels, the Partnership performed an assessment of the fair value of its oil and gas properties which indicated an impairment should be recognized. Under this analysis, the fair value for the Partnership's proved oil and gas properties was estimated using escalated pricing and present value discount factors reflecting risk assessments. Based on this analysis, the Partnership recognized a non-cash impairment charge of $466,000 against the carrying value of its proved oil and gas properties at December 31, 1998.

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

         Financial Instruments. The Partnership's financial instruments consist of cash and cash equivalents, receivables, payables, debt and commodity derivatives. See Note 5 - "Hedging Activities". Management believes the carrying amounts of the financial instruments classified in current assets or liabilities approximate fair value due to their short-term nature.

         Derivative Financial Instruments. From time to time, the Partnership has entered into transactions in derivative financial instruments covering future oil and natural gas production principally as a hedge against natural gas price declines. See Note 5 - "Hedging Activities" for a discussion of the Partnership's accounting policies related to hedging activities.

          Concentration of Credit Risk and Significant Customers. Substantially all of the Partnership's receivables are due from the marketing subsidiary of Kelley Oil Corporation ("Kelley Oil"), which purchases approximately 80% of the Partnership's natural gas for resale to a limited number of natural gas transmission companies and other gas purchasers. To date, this concentration has not had a material adverse effect on the financial condition of the Partnership.

         Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications. Certain financial statement items in 1998 and 1999 have been reclassified to conform to the 2000 presentation. See Note 6.

NOTE 2 - LONG-TERM DEBT

         In August 1994, one of the credit facilities maintained by Kelley Oil was modified to add the Partnership as a borrower, and $6 million was advanced to the Partnership to fund part of its drilling overexpenditures. The Partnership's bank debt was subsequently replaced by a $6 million loan from Kelley Oil (the "Initial Loan") funded with borrowings by Kelley Oil under a credit facility. Interest has been paid by the Partnership based on Contour's borrowing cost resulting in an effective rate of 10 3/8% for 1998, 1999 and 2000. In 2000, the final payment of $166,000 was made on the $6,000,000 Initial Loan.

NOTE 3 - CASH DISTRIBUTIONS

         The Partnership maintains a policy of distributing cash that is not required for the conduct of Partnership business to Unitholders on a quarterly basis. To meet its financial obligations for drilling overexpenditures, the Partnership suspended distributions commencing in October 1994 and reinstated a quarterly distribution for only one quarter in 1995. Operating cash flows since 1995 through the third quarter 2000 have been used to service the Partnership's debt. See Note 3 - Long Term Debt. In February 2001, the fourth quarter 2000 earnings distribution was paid to the managing and special general partners and the unitholders in the amounts of $13,000 and $304,000, or $0.02 per Unit, respectively. However, future distributions to the unitholders and the managing and special general partners are contingent on future operating results.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Unitholders have a 96.04% share and the general partners a 3.96% share in the costs and revenues of the Partnership. The Partnership reimburses Kelley Oil for all direct costs incurred in managing the Partnership and all indirect costs (principally general and administrative expenses) allocable to the Partnership.

         Overhead allocated to the Partnership by Kelley Oil for the years ended December 31, 1998, 1999 and 2000 related to general and administrative expenses aggregated $134,000, $92,000 and $62,000, respectively.

         Substantially all of the Partnership's gas sales are made to an affiliated company, Concorde Gas Marketing, Inc., an indirect wholly-owned subsidiary of Kelley Oil ("CGM"), which remarkets gas to third parties. For 1998, 1999 and 2000, a fee of 2% of the resale price was charged to the Partnership by CGM for its marketing services.

         In December 2000, Kelley Oil invited the unit holders for the Partnership to tender their units for cash. The cash offer was $0.123 per unit for all of the Partnership units not held by Kelley Oil. A total of 1,298,724 Partnership units (50% of units eligible for tender) were tendered. The total cost was approximately $200,000, including transaction costs. After the tender, Kelley Oil owns 91.82% of the Units and a 3.94% General Partner interest.

NOTE 5 - HEDGING ACTIVITIES

         Historically, Contour has entered into hedge agreements on behalf of the Partnership to protect against commodity price declines. Because of small production volumes, beginning 2001, the Partnership production will no longer be hedged.

         Contour periodically uses forward sales contracts, natural gas and crude oil price swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. Contour does not engage in speculative transactions. During 2000, Contour used price swap agreements and collars. Price swap agreements generally provide for Contour to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Collars combine put and call options to establish a ceiling and a floor. Contour normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of closing NYMEX prices for crude oil as the underlying index ("Index Price"). To the extent the Index Price closes above the established ceiling Contour must make payments to the counterparty on the differential between the Index Price and the ceiling. Conversely, if the Index Price closes below the established floor, the counterparty must make payments to Contour on the differential between the Index Price and the floor. If the Index Price closes between the ceiling and the floor, no settlement is due. Gains and losses realized by the Partnership from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. Contour's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships, including the production of the Partnership, for 1998, 1999 and 2000.

         Through natural gas price swap agreements, the Partnership hedged approximately 49% and 50%, respectively, of its natural gas production for 1998 and 1999, respectively, at average NYMEX quoted prices of $2.31 and $2.17 per Mmbtu, respectively, before transaction and transportation costs. For 2000, the Partnership hedged approximately 72% of its natural gas production using price swap agreements (48%) and a costless collar (24%). The average price received under the swap agreements was $2.59/Mmbtu. The costless collar included a ceiling of $4.98/Mmbtu and a floor of $4.00/mmbtu at the closing Index Price. As of December 31, 2000, none of the Partnership's anticipated natural gas production for 2001 has been hedged

         Through crude oil price swap agreements, the Partnership hedged approximately 29% of its crude oil production for 1999 at an average NYMEX quoted price of $20.00 per bbl, before transaction and transportation costs. No crude oil was hedged in 1998. For 2000, the Company hedged approximately 66% of its crude oil production using price swap agreements (41%) and costless collars (25%). The average price received under the swap agreements was $26.21/Bbl. The costless collars included an average ceiling of $32.21/Bbl and an average floor of $26.11/Bbl at the closing Index Price. As of December 31, 2000, none of the Partnership's crude oil production for 2001 had been hedged.

         Hedging activities decreased Partnership oil and natural gas revenues by approximately $17,000 and $109,000 in 1999 and 2000, respectively, and increased such revenues by approximately $50,000 in 1998 as compared to estimated revenues had no hedging activities been conducted.

         The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Partnership has not experienced counterparty nonperformance on these agreements.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

         The Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

         As of January 1, 2001, the Partnership is not party to any derivative instruments and as such there is no impact on its financial statements as a result of the adoption of SFAS 133.

         In the fourth quarter of 2000, the Partnership adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Partnership has reclassified its transportation and compression expenses from oil and gas revenues to production expenses. As a result, $97,000, $48,000 and $7,000 of expenses were reclassified from oil and gas revenues to production expenses for the years ended December 31, 1998, 1999 and 2000, respectively.

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

                                                   (IN THOUSANDS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                                         1998              1999             2000
                                                                      ----------       ----------         ---------
Properties subject to amortization................................... $   44,354       $   41,466         $  41,443
Accumulated depreciation, depletion and amortization.................    (41,826)         (40,396)          (40,516)
                                                                      ----------       ----------         ---------
   Net capitalized costs............................................. $    2,528       $    1,070         $     927
                                                                      ==========       ==========         =========

         Costs Incurred. All costs were incurred in oil and gas property development activities (as defined in the Partnership Agreement) and aggregated $52,000, $14,000 and $(23,000) in 1998, 1999 and 2000, respectively.

         Reserves. The following table summarizes the Partnership's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the years ended December 31, 1998, 1999 and 2000.

         Oil and gas proved reserves cannot be measured exactly. Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. Estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve estimates are based on many factors related to reservoir performance which require evaluation by the engineers interpreting the available data, as well as price and other economic factors. The reliability of these estimates at any point in time depends on the quality and quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgment. Further, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Consequently, reserve estimates are subject to revision as additional data becomes available during the producing life of a reservoir. There also can be no assurance that the reserves set forth herein will ultimately be produced. In addition, the estimates of future net revenues from proved reserves of the Partnership and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct when judged against actual subsequent experience.

                                                       CRUDE OIL, CONDENSATE
                                                      AND NATURAL GAS LIQUIDS                    NATURAL GAS
                                                              (Mbbls)                               (Mmcf)
                                                  ------------------------------      ------------------------------
                                                   1998        1999        2000        1998        1999        2000
                                                  ------      ------      ------      ------      ------      ------
Proved developed and undeveloped reserves:
   Beginning of year ........................         78          88          64       5,521       3,759       1,196
   Revisions of previous estimates ..........         20          (9)         15      (1,161)       (187)        200
   Extensions and discoveries ...............         --          --          --          --          --          --
   Sale of oil and gas properties ...........         --          (6)         --          --      (2,062)         --
   Production ...............................        (10)         (9)         (9)       (601)       (314)       (149)
                                                  ------      ------      ------      ------      ------      ------
     End of year ............................         88          64          70       3,759       1,196       1,247
                                                  ======      ======      ======      ======      ======      ======
Proved developed reserves
   at end of year ...........................         88          64          70       3,759       1,196       1,247
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

                                                   (IN THOUSANDS)


                                                                           AS OF DECEMBER 31,
                                                                 ------------------------------------
                                                                   1998          1999          2000
                                                                 --------      --------      --------
Future cash inflows ........................................     $  8,617      $  4,269      $ 14,394
Future production costs ....................................       (3,295)       (1,581)       (3,179)
Future development costs ...................................         (186)          (55)          (52)
                                                                 --------      --------      --------
  Future net cash flows ....................................        5,136         2,633        11,163
10% annual discount for estimating timing of cash flows ....       (1,964)         (933)       (4,883)
                                                                 --------      --------      --------
  Standardized measure of discounted future net cash flows .     $  3,172      $  1,700      $  6,280
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

         The standardized measure of discounted future net cash flows as of December 31, 1998, 1999 and 2000 was calculated using prices in effect as of those dates, which averaged $9.88, $25.46 and $26.45, respectively, per barrel of oil and $2.06, $2.15 and $10.05, respectively, per Mcf of natural gas.

         Changes in Standardized Measure. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.

                                                   (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------
                                                                        1998         1999         2000
                                                                      -------      -------      -------
Changes due to current year operations:
   Sales of oil and gas, net of production costs ................     $  (901)     $  (465)     $  (544)
   Sales of reserves in place ...................................          --       (1,668)          --
   Extensions and discoveries, net of future production costs ...          --           --           --
   Development costs incurred during the year ...................          --           --           --
Changes due to revisions in standardized variables:
   Prices and production costs ..................................      (2,304)         557        4,003
   Revisions of previous quantity estimates .....................        (766)         152        1,096
   Estimated future development costs ...........................         (53)         (97)          20
   Accretion of discount ........................................         662          317          170
   Production rates (timing) and other ..........................         (84)        (268)        (165)
                                                                      -------      -------      -------
     Net increase (decrease) ....................................      (3,446)      (1,472)       4,580
Beginning of year ...............................................       6,618        3,172        1,700
                                                                      -------      -------      -------
End of year .....................................................     $ 3,172      $ 1,700      $ 6,280
                                                                      =======      =======      =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF KELLEY OIL CORPORATION


GENERAL

         The Partnership has no directors, officers or employees. Directors and officers of Kelley Oil perform all management functions for the Partnership. Kelley Oil had 45 employees as of December 31, 2000, and its staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance, accounting, and administration.

BACKGROUND OF KELLEY OIL

         Kelley Oil is an oil and gas operating company formed in April 1983. Since January 1986, Kelley Oil has been engaged in the management of the DDPs. Since the Consolidation in February 1995, Kelley Oil has been a wholly-owned subsidiary of Contour Energy Co. (formerly Kelley Oil & Gas Corporation).

EXECUTIVE OFFICERS OF KELLEY OIL

         Set forth below are the names, ages and positions of the current executive officers and directors of Kelley Oil. All directors are elected for a term of one year and serve until their successors are duly elected and qualified. All executive officers hold office until their successors are duly appointed and qualified.

                                                                                                             OFFICER
                                                                                                               OR
                                                                                                           DIRECTOR OF
                                                                                                           THE COMPANY
NAME                              AGE    POSITION                                                             SINCE
----                              ---    --------                                                          -----------
John F. Bookout.................  78     President, Chief Executive Officer and  a director                   1996
Rick G. Lester..................  49     Senior Vice President and Chief Financial Officer and a director     1998
Kenneth R. Sanders..............  51     Senior Vice President - Exploration and Production and a director    1999


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

         Kenneth R. Sanders has served as Senior Vice President - Exploration and Production and a director of Kelley Oil since August 1999. Previously, he was Vice-President - Exploitation, Acquisitions & Engineering of Seagull Energy E&P, Inc.


BENEFICIAL OWNERSHIP REPORTING

         Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

         Not applicable.  See "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS

         The following table sets forth information as of December 31, 2000 with respect to the only Unitholder known by the Partnership to own beneficially more than five percent of the Partnership's Units.

                                                       AMOUNT & NATURE
NAME AND ADDRESS OF                                     OF BENEFICIAL                                     PERCENT
BENEFICIAL OWNER                                          OWNERSHIP                                       OF CLASS
-------------------                                    ---------------                                    --------
Kelley Oil Corporation                                   14,721,034                                        91.82%
601 Jefferson, Suite 1100                                  Direct
Houston, Texas  77002


MANAGEMENT

         The following table sets forth information as of December 31, 2000 with respect to Units beneficially owned, directly or indirectly, by each of the directors of Kelley Oil and by all officers and directors of Kelley Oil as a group.

                                                       AMOUNT & NATURE
NAME AND ADDRESS OF                                     OF BENEFICIAL                                     PERCENT
BENEFICIAL OWNER                                         OWNERSHIP(1)                                     OF CLASS
-------------------                                    ---------------                                    --------
John F. Bookout                                                --                                             --
Kenneth R. Sanders                                             --                                             --
Rick G. Lester                                                 --                                             --
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

         Kelley Oil is reimbursed for its direct costs and an allocable portion of its general and administrative expenses incurred as Managing General Partner. See Note 4 in the Notes to Financial Statements.

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

              4.3 Amendment to Amended and Restated Agreement of Limited Partnership of the Registrant.

     (b) REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed by the Registrant during the fourth quarter of 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28 day of March 2001.


                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM


              By: KELLEY OIL CORPORATION, Managing General Partner




By:      /s/ John F. Bookout                By:     /s/ Rick G. Lester
   ---------------------------------           --------------------------------
           John F. Bookout                            Rick G. Lester
       Chief Executive Officer                     Senior Vice President
                                                and Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 28 day of March 2001 by the following persons in their capacity as directors of the Registrant's managing general partner.


         /s/ John F. Bookout                       /s/ Kenneth R. Sanders
   ---------------------------------           --------------------------------
           John F. Bookout                            Kenneth R. Sanders


         /s/ Rick G. Lester
   ---------------------------------
           Rick G. Lester

                               INDEX TO EXHIBITS



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

  4.3 Amendment to Amended and Restated Agreement of Limited Partnership of the Registrant.