Form 10-Q
period 2001-06-30
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 2001-08-13
CIK 891011

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

For the Quarter Ended June 30, 2001                  Commission File No. 0-20998



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


            1001 McKinney St.
                Suite 900
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

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                          PAGE

      Item 1. Financial Statements:
      Balance Sheets as of December 31, 2000 and June 30, 2001 (unaudited)...............................   2

      Statements of Income for the three months and six months ended
         June 30, 2000 and 2001 (unaudited)..............................................................   3

      Statements of Cash Flows for the six months ended June 30, 2000 and 2001 (unaudited)...............   4

      Notes to Financial Statements (unaudited)..........................................................   5

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......   6

PART II.  OTHER INFORMATION..............................................................................   9

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS
                                 (In thousands)


                                                                                        December 31,        June 30,
                                                                                            2000              2001
                                                                                        ------------      ----------
                                                                                                         (Unaudited)

ASSETS:

   Cash and cash equivalents............................................................$      --         $      --
   Accounts receivable - trade..........................................................       37                30
   Accounts receivable - affiliates.....................................................       47               321
                                                                                        ---------         ---------
   Total current assets.................................................................       84               351
                                                                                        ---------         ---------

   Oil and gas properties, successful efforts method:

     Properties subject to amortization.................................................   41,443            41,463
     Less:  Accumulated depreciation, depletion and amortization........................  (40,516)          (40,558)
                                                                                        ---------         ---------
   Total oil and gas properties.........................................................      927               905
                                                                                        ---------         ---------
Total assets............................................................................$   1,011         $   1,256
                                                                                        =========         =========

LIABILITIES:

   Accounts payable and accrued expenses................................................$      85         $      53
                                                                                        ---------         ---------
   Total current liabilities............................................................       85                53
                                                                                        ---------         ---------
Total liabilities.......................................................................       85                53
                                                                                        ---------         ---------

PARTNERS' EQUITY:

   LP Unitholders' equity ..............................................................       67                94
   GP Unitholders' equity...............................................................      822             1,061
   Managing and special general partners' equity........................................       37                48
                                                                                        ---------         ---------
Total partners' equity..................................................................      926             1,203
                                                                                        ---------         ---------
Total liabilities and partners'equity...................................................$   1,011         $   1,256
                                                                                        =========         =========


                       See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME
                      (In thousands, except per unit data)
                                  (Unaudited)



                                                             Three Months Ended June 30,    Six Months Ended June 30,
                                                             ---------------------------    -------------------------
                                                                2000            2001          2000           2001
                                                             ----------     ------------    --------      -----------


REVENUES:

   Oil and gas sales..........................................$     199     $     219       $    372      $     527
                                                              ---------     ---------       --------      ---------
   Total revenues.............................................      199           219            372            527
                                                              ---------     ---------       --------      ---------

EXPENSES:

   Production expenses........................................       68            47            124             88
   Severance taxes............................................        5             3              9              5
   General and administrative expenses........................       15            16             33             26
   Interest expenses..........................................        1            --              6             --
   Depreciation, depletion and amortization...................       33            20             66             42
                                                              ---------     ---------       --------      ---------
   Total expenses.............................................      122            86            238            161
                                                              ---------     ---------       --------      ---------
Net income....................................................$      77     $     133       $    134      $     366
                                                              =========     =========       ========      =========


Net income allocable to LP and GP unitholders.................$      73     $     128       $    129      $     352
                                                              =========     =========       ========      =========

Net income allocable to managing and
   special general partners...................................$       4     $       5       $      5      $      14
                                                              =========     =========       ========      =========
Net income per LP and GP unit.................................$      --     $     .01       $    .01      $     .02
                                                              =========     =========       ========      =========

Average LP and GP units outstanding...........................   16,033        16,033         16,033         16,033
                                                              =========     =========       ========      =========


                       See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                         Six months Ended June 30,
                                                                                        ---------------------------
                                                                                          2000              2001
                                                                                        ---------         ---------
OPERATING ACTIVITIES:

   Net income...........................................................................$     134         $     366
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation, depletion and amortization...........................................       66                42
   Changes in operating assets and liabilities:
     Increase in accounts receivable....................................................     (160)             (267)
     Increase (decrease) in accounts payable and accrued expenses.......................        7               (32)
                                                                                        ---------         ---------
   Net cash provided by operating activities............................................       47               109
                                                                                        ---------         ---------

INVESTING ACTIVITIES:

   Capital expenditures ................................................................       57               (20)
                                                                                        ---------         ----------
   Net cash provided by (used in) investing activities..................................       57               (20)
                                                                                        ---------         ----------

FINANCING ACTIVITIES:

   Distribution to partners.............................................................       --               (89)
   Principal payments on long-term debt.................................................     (104)               --
                                                                                        ---------         ---------
   Net cash used in financing activities................................................     (104)              (89)
                                                                                        ---------         ---------
Increase (decrease) in cash and cash equivalents........................................       --                --
Cash and cash equivalents, beginning of period..........................................       --                --
                                                                                        ---------         ---------
Cash and cash equivalents, end of period................................................$      --         $      --
                                                                                        =========         =========



                       See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     General. The accompanying unaudited interim financial statements of Kelley Partners 1992 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-K.

     Derivative and Hedge Accounting. Historically, Contour Energy Co. has entered into hedge agreements on behalf of the Partnership to protect against commodity price declines, including production volumes for the second quarter and the first half of 2000. Beginning in 2001, due to small production volumes, the Partnership production will no longer be hedged.

     Through natural gas price swap agreements, approximately 56% and 52% of the Partnership's natural gas production for the second quarter of 2000 and the first half of 2000, respectively, was affected by hedging transactions at average NYMEX quoted prices of $2.60 per Mmbtu and $2.54 per Mmbtu, respectively, before transaction and transportation costs. Through crude oil price swap agreements, the Partnership hedged approximately 73% and 70% of its crude oil production for the three and six months ended June 30, 2000, respectively, at average NYMEX quoted prices of $27.65 per bbl and $26.38 per bbl, respectively, before transaction and transportation costs. No natural gas or crude oil was hedged in the three months and six months ended June 30, 2001. Hedging activities decreased Partnership revenues by $19,000 and $20,000 for the three months and six months ended June 30, 2000, as compared to estimated revenues had no hedging activities been conducted.

     The Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. At of January 1, 2001, the Partnership was not party to any derivative instruments and as such there was no impact on its financial statements as a result of the adoption of SFAS 133.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

     In the fourth quarter of 2000, the Partnership adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Partnership has reclassified its transportation and compression expenses from oil and gas revenues to lease operating expenses. As a result, $2,000 and $3,000 of expenses were reclassified from oil and gas revenues to lease operating expenses for the three months and six months ended June 30, 2000, respectively.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Partnership expects no impact on its financial statements from the adoption of these standards.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     In 1992, Kelley Partners 1992 Development Drilling Program (the "Partnership") issued units of limited and general partner interests ("Units"). The Units represent 96.04% of the total interests in the Partnership. In addition, the Partnership issued managing and special general partner interests representing 3.96% of the total interests in the Partnership. At June 30, 2001, Kelley Oil Corporation, managing general partner of the Partnership ("Kelley Oil") and a wholly owned subsidiary of Contour Energy Co. ("Contour") owns 91.82% of the Units and a 3.94% managing general partnership interest.

RECENT DEVELOPMENTS

     Drilling Operations. Since inception, the Partnership participated in drilling 39 gross (15.23 net) wells, of which 30 gross (11.07 net) wells were found productive and 9 gross (4.16 net) wells were dry.

     Hedging and Derivative Activities. Historically, Contour has entered into hedge agreements on behalf of the Partnership to protect against commodity price declines, including production volumes for the second quarter and the first half of 2000. Beginning 2001, due to small production volumes, the Partnership production will no longer be hedged.

     Through natural gas price swap agreements, approximately 56% and 52% of the Partnership's natural gas production for the second quarter of 2000 and the first half of 2000, respectively, was affected by hedging transactions at average NYMEX quoted prices of $2.60 per Mmbtu and $2.54 per Mmbtu, respectively, before transaction and transportation costs. Through crude oil price swap agreements, the Partnership hedged approximately 73% and 70% of its crude oil production for the three and six months ended June 30, 2000, respectively, at average NYMEX quoted prices of $27.65 per bbl and $26.38 per bbl, respectively, before transaction and transportation costs. No natural gas or crude oil was hedged in the three months and six months ended June 30, 2001. Hedging activities decreased Partnership revenues by $19,000 and $20,000 for the three months and six months ended June 30, 2000, as compared to estimated revenues had no hedging activities been conducted.

RESULTS OF OPERATIONS

     Three Months Ended June 30, 2001 and 2000. Oil and gas revenues increased by 10% to $219,000 for the second quarter of 2001 compared to $199,000 in the corresponding quarter of 2000 primarily resulting from higher natural gas prices, partially offset by lower natural gas and crude oil production. Production of natural gas decreased 12% from 39,520 Mcf in the second quarter of 2000 to 34,726 Mcf in the current quarter due to natural production declines in the Partnership's producing areas. The average price of natural gas increased 51% from $3.30 per Mcf in the second quarter of 2000 to $4.97 per Mcf in the current quarter. Production of crude oil in the current quarter totaled 1,689 barrels, with an average sales price of $27.98 per barrel compared to 2,360 barrels at $29.53 per barrel in the same quarter last year, representing a volume decrease of 28% and a price decrease of 5%. The decrease in crude oil volumes is the result of natural production declines in the Partnership's producing areas.

     Production expenses and severance taxes were $50,000 in the current quarter versus $73,000 in the second quarter of 2000, a decrease of 32%. The decrease was due primarily to lower lifting costs and severance taxes relating in part to declines in production. On a unit of production basis, these expenses decreased to $1.11 per Mcfe in the second quarter of 2001 from $1.36 per Mcfe in the same quarter of 2000.

     General and administrative ("G&A") expenses increased to $16,000 in the current quarter, or 7%, from $15,000 in the second quarter of 2000. On a unit of production basis, these expenses increased from $0.28 per Mcfe in the second quarter of 2000 to $0.36 per Mcfe in the current quarter.

     Depreciation, depletion and amortization ("DD&A") expenses decreased 39% from $33,000 in the second quarter of 2000 to $20,000 in the current quarter due to lower production levels and lower depletion rates. On a unit of production basis, DD&A expenses decreased to $0.45 per Mcfe in the second quarter of 2001 from $0.61 per Mcfe in the same quarter last year.

     The Partnership recognized net income of $133,000 or $0.01 per Unit for the second quarter of 2001 compared to net income of $77,000 or $0.00 per Unit for the second quarter of 2000. The reasons for the variance between the second quarter of 2001 and the second quarter of 2000 are described in the foregoing discussion.

     Six Months Ended June 30, 2001 and 2000. Oil and gas revenues increased 42% to $527,000 for the first six months of 2001 compared to $372,000 in the corresponding period of 2000 as a result of higher natural gas prices, partially offset by lower natural gas and crude oil production. Production of natural gas decreased 9% from 73,567 Mcf in the first six months of 2000 to 67,087 Mcf in the current period primarily due to natural production declines in the Partnership's production areas. The average price of natural gas was $6.32 per Mcf in the first half of 2001 compared to $3.08 per Mcf in the prior year. Production of crude oil in the current period totaled 3,860 barrels, with an average sales price of $27.29 per barrel compared to 5,264 barrels at $27.89 per barrel in the same period last year, representing a volume decrease of 27% due to natural production declines in the Partnership's producing areas.

     Production expenses and severance taxes were $93,000 in the current period versus $133,000 in the first half of 2000, a decrease of 30%. The decrease was due primarily to lower lifting costs and severance taxes in the first half of 2001 resulting in part from lower natural gas and crude oil production. On a unit of production basis, these expenses decreased to $1.03 per Mcfe in the first six months of 2001 from $1.27 per Mcfe in the year-earlier period.

     G&A expenses of $26,000 in the current period decreased 21% from $33,000 in the first half of 2000. Lower current period Partnership production activity caused the decline in G&A expenses charged by Kelley Oil to the Partnership. On a unit of production basis, G&A expenses decreased from $0.31 per Mcfe in the first six months of 2000 to $0.29 per Mcfe in the current period.

     In the first six months of 2000, the Partnership incurred interest expenses of $6,000, on a loan advanced to it by Kelley Oil in August 1994 ("Initial Loan") to fund part of its drilling expenditures in excess of contributed capital. There was no interest expense in the first six months of 2001 as the final payment on the Initial Loan was made in the second half of 2000.

     DD&A expenses decreased 36% from $66,000 in the first six months of 2000 to $42,000 in the current period due to lower current period production and lower depletion rates. On a unit of production basis, DD&A expenses decreased to $0.47 per Mcfe in the first half of 2001 from $0.63 per Mcfe in the same period last year.

     The Partnership recognized net income of $366,000 or $0.02 per Unit for the first half of 2001. For the first half of 2000, the Partnership recognized net income of $134,000 or $0.01 per Unit. The reasons for the variance between the first six months of 2001 and the first six months of 2000 are described in the foregoing discussion.

     The results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the Partnership's operating results to be expected for the full year.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. Net cash provided by the Partnership's operating activities during the first six months of 2001, as reflected on its statement of cash flows, totaled $109,000. During the period, funds used in investing activities were comprised of capital expenditures of $20,000, and funds used in financing activities consisted of $89,000 distributed to partners. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 2000.

     Capital Resources. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs.

     Distribution Policy. The Partnership maintains a policy of distributing cash that is not required for the conduct of Partnership business to unitholders on a quarterly basis. In May 2001, the first quarter 2001 earnings distribution was paid to the managing and special general partners and unitholders in the amounts of $4,000 and $85,000, or $0.01 per Unit, respectively. However, future distributions to are contingent on future operating results.

     Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

     Accounting Pronouncements. In the fourth quarter of 2000, the Partnership adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Partnership has reclassified its transportation and compression expenses from oil and gas revenues to lease operating expenses. As a result, $2,000 and $3,000 of expenses were reclassified from oil and gas revenues to lease operating expenses for the three months and six months ended June 30, 2000, respectively.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Partnership expects no impact on its financial statements from the adoption of these standards.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:      EXHIBIT
              -------      -------
               None

         (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the second quarter of 2001.

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

                                    KELLEY PARTNERS 1992
                                    DEVELOPMENT DRILLING PROGRAM

                                    By:  KELLEY OIL CORPORATION
                                         Managing General Partner

Date: August 13, 2001               By:                /s/Rick G. Lester
                                         -------------------------------
                                                        Rick G. Lester

                                                    Chief Financial Officer
                                                   (Duly Authorized Officer)
                                                (Principal Accounting Officer)