Form 10-Q
period 2001-09-30
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 2001-11-14
CIK 891011

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


FOR THE QUARTER ENDED SEPTEMBER 30, 2001             COMMISSION FILE NO. 0-20998



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


                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements:
      Balance Sheets as of December 31, 2000 and September 30, 2001 (unaudited)..........................   2

      Statements of Income for the three months and nine months ended
         September 30, 2000 and 2001 (unaudited).........................................................   3

      Statements of Cash Flows for the nine months ended September 30, 2000 and 2001 (unaudited).........   4

      Notes to Financial Statements (unaudited)..........................................................   5

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......   7

PART II.  OTHER INFORMATION..............................................................................  10

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         DECEMBER 31,    SEPT. 30,
                                                                             2000          2001
                                                                         ------------    ---------
                                                                                (UNAUDITED)
ASSETS:
   Cash and cash equivalents .........................................     $     --      $     --
   Accounts receivable - trade .......................................           37            36
   Accounts receivable - affiliates ..................................           47           244
                                                                           --------      --------
   Total current assets ..............................................           84           280
                                                                           --------      --------

   Oil and gas properties, successful efforts method:
     Properties subject to amortization ..............................       41,443        41,461
     Less:  Accumulated depreciation, depletion and amortization .....      (40,516)      (40,577)
                                                                           --------      --------
   Total oil and gas properties ......................................          927           884
                                                                           --------      --------
Total assets .........................................................     $  1,011      $  1,164
                                                                           ========      ========

LIABILITIES:
   Accounts payable and accrued expenses .............................     $     85      $     49
                                                                           --------      --------
Total current liabilities ............................................           85            49
                                                                           --------      --------
Total liabilities ....................................................           85            49
                                                                           --------      --------

PARTNERS' EQUITY:
   LP Unitholders' equity ............................................           67            85
   GP Unitholders' equity ............................................          822           985
   Managing and special general partners' equity .....................           37            45
                                                                           --------      --------
Total partners' equity ...............................................          926         1,115
                                                                           --------      --------
Total liabilities and partners'equity ................................     $  1,011      $  1,164
                                                                           ========      ========


                       See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                              STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPT. 30,               SEPT. 30,
                                                       ------------------      ------------------
                                                         2000        2001        2000        2001
                                                       ------      ------      ------      ------
REVENUES:
   Oil and gas sales ............................      $  202      $  174      $  574      $  701
                                                       ------      ------      ------      ------
   Total revenues ...............................         202         174         574         701
                                                       ------      ------      ------      ------

EXPENSES:
   Production expenses ..........................          47          31         171         119
   Severance taxes ..............................          15          16          24          21
   General and administrative expenses ..........          21           8          54          34
   Interest expenses ............................          --          --           6          --
   Depreciation, depletion and amortization .....          27          19          93          61
                                                       ------      ------      ------      ------
   Total expenses ...............................         110          74         348         235
                                                       ------      ------      ------      ------
Net income ......................................      $   92      $  100      $  226      $  466
                                                       ======      ======      ======      ======


Net income allocable to LP and GP unitholders ...      $   88      $   96      $  217      $  448
                                                       ======      ======      ======      ======

Net income allocable to managing and
   special general partners .....................      $    4      $    4      $    9      $   18
                                                       ======      ======      ======      ======

Net income per LP and GP unit ...................      $  .01      $  .01      $  .01      $  .03
                                                       ======      ======      ======      ======

Average LP and GP units outstanding .............      16,033      16,033      16,033      16,033
                                                       ======      ======      ======      ======


                       See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                                 SEPT. 30,
                                                                            ------------------
                                                                             2000        2001
                                                                            ------      ------
OPERATING ACTIVITIES:
   Net income ........................................................      $  226      $  466
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation, depletion and amortization ........................          93          61
   Changes in operating assets and liabilities:
     Increase in accounts receivable .................................        (232)       (196)
     Increase (decrease) in accounts payable and accrued expenses ....          17         (36)
                                                                            ------      ------
   Net cash provided by operating activities .........................         104         295
                                                                            ------      ------

INVESTING ACTIVITIES:
   Capital expenditures ..............................................          62         (18)
                                                                            ------      ------
   Net cash provided by (used in) investing activities ...............          62         (18)
                                                                            ------      ------

FINANCING ACTIVITIES:
   Distribution to partners ..........................................          --        (277)
   Principal payments on long-term debt ..............................        (166)         --
                                                                            ------      ------
   Net cash used in financing activities .............................        (166)       (277)
                                                                            ------      ------
Increase (decrease) in cash and cash equivalents .....................          --          --
Cash and cash equivalents, beginning of period .......................          --          --
                                                                            ------      ------
Cash and cash equivalents, end of period .............................      $   --      $   --
                                                                            ======      ======



                       See Notes to Financial Statements.

                KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim financial statements of Kelley Partners 1992 Development Drilling Program (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Partnership are set forth in Note 1 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-K.

         Derivative and Hedge Accounting. Historically, Contour Energy Co. has entered into hedge agreements on behalf of the Partnership to protect against commodity price declines, including production volumes for the third quarter and the first nine months of 2000. Beginning in 2001, due to small production volumes, the Partnership production will no longer be hedged.

         Through natural gas price swap agreements and collars, the Partnership hedged approximately 94% and 65% of its natural gas production for the third quarter of 2000 and the first nine months of 2000, respectively. Through crude oil price swap agreements and collars, the Partnership hedged approximately 48% and 62% of its crude oil production for the three and nine months ended September 30, 2000, respectively. No natural gas or crude oil was hedged in the three months and nine months ended September 30, 2001. Hedging activities decreased Partnership revenues by $36,000 and $56,000 for the three months and nine months ended September 30, 2000,respectively, as compared to estimated revenues had no hedging activities been conducted.

         The Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. As of January 1, 2001, the Partnership was not a party to any derivative instruments and as such there was no impact on its financial statements as a result of the adoption of SFAS 133.

         In June 2001, the Derivatives Implementation Group ("DIG") issued Statement 133 Implementation Issue No. G20 ("G20") titled "Cash Flow Hedges:
Assessing and Measuring the Effectiveness of a Purchase Option Used in a Cash Flow Hedge". G20 states, if an entity designates a purchased option (including a combination of options that comprise either a net purchased option of a zero-cost collar) in hedging the exposure to variability in expected future cash flows (i.e. natural gas or crude oil prices) and the entity documents that the hedge relationship is perfectly effective, it may report the change in the fair value of the purchase option through Other Comprehensive Income ("OCI"). The amount reported through accumulated OCI would be reclassified through earnings effecting the period covered by the purchase option. The effective date of implementation guidance in this issue is the first day of the first fiscal quarter after August 10, 2001. The Partnership plans to implement G20 during the fourth quarter, and expects no impact on its financial statements as a result of the adoption.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

         In the fourth quarter of 2000, the Partnership adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Partnership has reclassified its transportation and compression expenses from oil and gas revenues to lease operating expenses. As a result, $2,000 and $5,000 of expenses were reclassified from oil and gas revenues to lease operating expenses for the three months and nine months ended September 30, 2000, respectively.

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

         In August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and is effective for fiscal years beginning after December 15, 2001. The Partnership is currently assessing the impact of SFAS No. 143 and No. 144 and cannot yet reasonably estimate the impact, if any, these statements will have on its financial statements upon adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In 1992, Kelley Partners 1992 Development Drilling Program (the "Partnership") issued units of limited and general partner interests ("Units"). The Units represent 96.04% of the total interests in the Partnership. In addition, the Partnership issued managing and special general partner interests representing 3.96% of the total interests in the Partnership. At September 30, 2001, Contour Energy E&P, Inc. (formerly Kelley Oil Corporation), managing general partner of the Partnership and a wholly owned subsidiary of Contour Energy Co. ("Contour") owns 91.82% of the Units and a 3.94% managing general partnership interest.

RECENT DEVELOPMENTS

         Drilling Operations. Since inception, the Partnership participated in drilling 39 gross (15.23 net) wells, of which 30 gross (11.07 net) wells were found productive and 9 gross (4.16 net) wells were dry.

         Hedging and Derivative Activities. Historically, Contour has entered into hedge agreements on behalf of the Partnership to protect against commodity price declines, including production volumes for the third quarter and the first nine months of 2000. Beginning 2001, due to small production volumes, the Partnership production will no longer be hedged.

         Through natural gas price swap agreements, the Partnership hedged approximately 94% and 65% of the its natural gas production for the third quarter of 2000 and the first nine months of 2000, respectively. Through crude oil price swap agreements, the Partnership hedged approximately 48% and 62% of its crude oil production for the three and nine months ended September 30, 2000, respectively. No natural gas or crude oil was hedged in the three months and nine months ended September 30, 2001. Hedging activities decreased Partnership revenues by $36,000 and $56,000 for the three months and nine months ended September 30, 2000, respectively, as compared to estimated revenues had no hedging activities been conducted.

RESULTS OF OPERATIONS

         Three Months Ended September 30, 2001 and 2000. Oil and gas revenues decreased 14% to $174,000 for the third quarter of 2001 compared to $202,000 in the corresponding quarter of 2000 primarily resulting from lower natural gas production and lower natural gas and crude oil prices. Production of natural gas decreased 10% from 35,117 Mcf in the third quarter of 2000 to 31,518 Mcf in the current quarter due to natural production declines in the Partnership's producing areas. The average price of natural gas decreased 6% to $3.15 per Mcf in the third quarter of 2001 from $3.35 per Mcf in the same period last year. Production of crude oil in the current quarter totaled 2,811 barrels, with an average sales price of $26.57 per barrel compared to 2,754 barrels at $30.64 per barrel in the same quarter last year, representing a volume increase of 2% and a price decrease of 13%.

         Production expenses and severance taxes were $47,000 in the current quarter versus $62,000 in the third quarter of 2000, a decrease of 24%. The decrease was due primarily to lower lifting costs relating in part to declines in production. On a unit of production basis, these expenses decreased to $0.97 per Mcfe in the third quarter of 2001 from $1.20 per Mcfe in the same quarter of 2000.

         General and administrative ("G&A") expenses decreased to $8,000 in the current quarter, or 62%, from $21,000 in the third quarter of 2000. Lower current period Partnership production activity caused the decline in G&A expenses charged by Contour Energy E&P, Inc. On a unit of production basis, these expenses decreased from $0.41 per Mcfe in the third quarter of 2000 to $0.17 per Mcfe in the current quarter.

         Depreciation, depletion and amortization ("DD&A") expenses decreased 30% from $27,000 in the third quarter of 2000 to $19,000 in the current quarter due to lower production levels and lower depletion rates. On a unit of production basis, DD&A expenses decreased to $0.39 per Mcfe in the third quarter of 2001 from $0.52 per Mcfe in the same quarter last year.

         The Partnership recognized net income of $100,000 or $0.01 per Unit for the third quarter of 2001 compared to net income of $92,000 or $0.01 per Unit for the third quarter of 2000. The reasons for the variance between the third quarter of 2001 and the third quarter of 2000 are described in the foregoing discussion.

         Nine Months Ended September 30, 2001 and 2000. Oil and gas revenues increased 22% to $701,000 for the first nine months of 2001 compared to $574,000 in the corresponding period of 2000 as a result of higher natural gas prices, partially offset by lower natural gas and crude oil production. Production of natural gas decreased 9% from 108,684 Mcf in the first nine months of 2000 to 98,605 Mcf in the current period primarily due to natural production declines in the Partnership's production areas. The average price of natural gas was $5.31 per Mcf in the first nine months of 2001 compared to $3.17 per Mcf in the prior year. Production of crude oil in the current period totaled 6,671 barrels, with an average sales price of $26.99 per barrel compared to 8,018 barrels at $28.83 per barrel in the same period last year, representing a 6% decrease in prices and a volume decrease of 17% due to natural production declines in the Partnership's producing areas.

         Production expenses and severance taxes were $140,000 in the current period versus $195,000 in the first nine months of 2000, a decrease of 28%. The decrease was due primarily to lower lifting costs and severance taxes in the first nine months of 2001 resulting in part from lower natural gas and crude oil production. On a unit of production basis, these expenses decreased to $1.01 per Mcfe in the first nine months of 2001 from $1.24 per Mcfe in the year-earlier period.

         G&A expenses of $34,000 in the current period decreased 37% from $54,000 in the first nine months of 2000. Lower current period Partnership production activity caused the decline in G&A expenses charged by Contour Energy E&P, Inc. to the Partnership. On a unit of production basis, G&A expenses decreased from $0.34 per Mcfe in the first nine months of 2000 to $0.25 per Mcfe in the current period.

         In the first nine months of 2000, the Partnership incurred interest expenses of $6,000, on a loan advanced to it by Contour Energy E&P, Inc. (formerly Kelley Oil Corporation) in August 1994 ("Initial Loan") to fund part of its drilling expenditures in excess of contributed capital. There was no interest expense in the first nine months of 2001 as the final payment on the Initial Loan was made in the second half of 2000.

         DD&A expenses decreased 34% from $93,000 in the first nine months of 2000 to $61,000 in the current period due to lower current period production and lower depletion rates. On a unit of production basis, DD&A expenses decreased to $0.44 per Mcfe in the first nine months of 2001 from $0.59 per Mcfe in the same period last year.

         The Partnership recognized net income of $466,000 or $0.03 per Unit for the first nine months of 2001. For the first nine months of 2000, the Partnership recognized net income of $226,000 or $0.01 per Unit. The reasons for the variance between the first nine months of 2001 and the first nine months of 2000 are described in the foregoing discussion.

         The results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by the Partnership's operating activities during the first nine months of 2001, as reflected on its statement of cash flows, totaled $295,000. During the period, funds used in investing activities were comprised of capital expenditures of $18,000, and funds used in financing activities consisted of $277,000 distributed to partners. As a result of these activities, the Partnership's cash and cash equivalents remained unchanged from December 31, 2000.

         Capital Resources. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs.

         Distribution Policy. The Partnership maintains a policy of distributing cash that is not required for the conduct of Partnership business to unitholders on a quarterly basis. During the first nine months of 2001, earnings distributions were paid to the managing and special general partners and unitholders in the amounts of $11,000 and $266,000, or $0.02 per Unit, respectively. However, future distributions are contingent on future operating results.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

         Accounting Pronouncements. In the fourth quarter of 2000, the Partnership adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Partnership has reclassified its transportation and compression expenses from oil and gas revenues to lease operating expenses. As a result, $2,000 and $5,000 of expenses were reclassified from oil and gas revenues to lease operating expenses for the three months and nine months ended September 30, 2000, respectively.

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

         In August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and is effective for fiscal years beginning after December 15, 2001. The Partnership is currently assessing the impact of SFAS No. 143 and No. 144 and cannot yet reasonably estimate the impact, if any, these statements will have on its financial statements upon adoption.

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


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:      EXHIBIT
              -------      -------

               None

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the third quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         KELLEY PARTNERS 1992
                                         DEVELOPMENT DRILLING PROGRAM

                                         By:  CONTOUR ENERGY E&P, INC.
                                              Managing General Partner


Date: November 14, 2001                  By:       /s/Rick G. Lester
                                            ------------------------------------
                                                      Rick G. Lester
                                                  Chief Financial Officer
                                                 (Duly Authorized Officer)
                                               (Principal Accounting Officer)