Form 10-K
period 2001-12-31
KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
filed 2002-04-16
CIK 891011

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001         Commission File No. 0-20998

                             KELLEY PARTNERS 1992
                         DEVELOPMENT DRILLING PROGRAM
            (Exact name of Registrant as specified in its charter)

                 Texas                               76-0373428
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

           1001 McKinney St.
               Suite 900
            Houston, Texas                              77002
    (Address of principal executive                  (Zip Code)
               offices)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

   As of March 22, 2002, Kelley Partners 1992 Development Drilling Program had 16,033,009 units of limited and general partner interests (the "Units") outstanding. The Units are not publicly traded.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Items 1 and 2. Business and Properties

 Introduction

   General. Kelley Partners 1992 Development Drilling Program, a Texas limited partnership (the "Partnership"), was formed in 1992 to develop oil and gas properties located onshore in Louisiana. The Partnership issued a total of 16,033,009 units of limited and general partner interests ("Units"), representing 96.04% of the total interests in the Partnership, for $48,099,027. The Units consist of 1,647,500 Units of limited partner interests ("LP Units") and 14,385,509 Units of general partner interests ("GP Units"). In addition, the Partnership issued managing and special general partner ("General Partner") interests, representing the other 3.96% of the total interests in the Partnership, for $1,983,258. Contour Energy E&P, LLC (formerly Kelley Oil Corporation), a Delaware corporation is the Managing General Partner of the Partnership ("Contour E&P"). Contour E&P is a subsidiary of Contour Energy Co., collectively with its subsidiaries ("Contour").

   In December 2000, Contour E&P invited the unit holders for the Partnership to tender their units for cash. The cash offer was $0.123 per unit for all of the Partnership units not held by Contour E&P. A total of 1,298,724 Partnership units (50% of units eligible for tender) were tendered. The total cost was approximately $200,000, including transaction costs.

   In 2001, Kelley Oil Corporation, the Managing General Partner of the Partnership converted to a Delaware limited liability company and changed its name to Contour Energy E&P, LLC. As of December 31, 2001, Contour E&P owns 91.86% of the Units and a 3.94% General Partner interest.

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

   During the first half of 2001, the partnership benefited from an increase in the level of commodity prices compared to historic levels. However, cash prices and NYMEX based prices for both oil and natural gas have declined significantly during the second half of 2001 and early 2002, reflecting the volatility of commodity prices. Natural gas prices over the past six months have averaged below $2.50/Mcf and crude prices have averaged below $20.00/bbl. Sustained prices at these levels or lower could have a materially adverse impact on the Partnership's results of operations and its ability to make future distributions. Historically, Contour periodically entered into hedge contracts to protect against commodity price declines on behalf of the Partnership. However, effective 2001 the Partnership no longer participated in hedging transactions due to its relatively small production volumes.

   General Partner. Contour's 14% senior secured notes totaling $105 million becomes due by April 15, 2003. Redemption of these notes begins in 2002 with $2.1 million principal payments due in July and October. An additional redemption payment of $2.1 million is due in January 2003 with a final payment of $98.7 million due on April 15, 2003. It is not anticipated that Contour will generate sufficient cash flows from operations to repay this debt. Neither can it assume that future borrowings will be available in an amount sufficient to pay or refinance this obligation on commercially reasonable terms or at all. Failure to repay or refinance the debt as it matures would result in a default under the indenture.

   Contour has entered into discussions with certain of its debt holders that may lead to a restructuring transaction. The outcome of the negotiations and the possible impact on the Partnership are uncertain. However, if negotiations are not successful, Contour may be forced to seek protection under federal bankruptcy regulations. Contour E&P is a guarantor under the 14% senior secured notes. A potential default under these notes or a bankruptcy filing by Contour could have a material adverse impact on the Partnership.

   Operations. Development activities of the Partnership are conducted through a joint venture (the "Joint Venture") between the Partnership and Kelley Operating Company, Ltd. ("Kelley Operating"), a subsidiary partnership of Contour E&P. The Partnership contributed to the Joint Venture substantially all of the partners' contributed capital to finance the costs of drilling, completing, equipping and, when necessary, abandoning the wells drilled by the Joint Venture, proportionate with the Joint Venture's working interest in each well. Kelley Operating contributed to the Joint Venture specific drilling rights for development wells on its properties selected by the Managing General Partner. In return for the contributed drilling rights, Kelley Operating has reserved a 20% reversionary interest after Payout (as defined in the Joint Venture Agreement) in the costs and revenues of the Joint Venture.

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

   Development. From inception through the completion of drilling activities in 1994, the Partnership participated in drilling 39 gross wells, of which 30 gross (11.07 net) wells were productive and 9 gross (4.16 net) wells were dry. The Partnership currently produces from 10 active wells mostly located in the Ada and Sibley fields of north Louisiana and the Orange Grove, Humphreys, and Ouiski Bayou fields of South Louisiana. No wells were drilled in 2001 and there are no drilling plans for 2002.

   Distributions. The Partnership maintains a policy of distributing cash that is not required for the conduct of Partnership business to unitholders on a quarterly basis. During 2001, current year earnings distributions were paid to the managing and special general partners and the unitholders in the amounts of $17,000 and $436,000, or $0.03 per Unit, respectively. However, future distributions to the unitholders are dependent on the future operating results of the Partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Management, Operations and Properties

   Contour E&P's principal executive offices are located at 1001 McKinney Street, Suite 900, Houston, Texas 77002, and its main telephone number is
(713) 652-5200. As Managing General Partner, Contour E&P makes all decisions regarding the business and operations of the Partnership. The Partnership has no employees and utilizes the officers and staff of Contour E&P to perform all management and administrative functions. Contour E&P's staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. Contour E&P is also the managing general partner of Kelley Operating. See "Employees" below and "Managers of Contour Energy E&P, LLC".

   On March 8, 2001, Contour announced that John F. Bookout, Contour's President and Chief Executive Officer had informed the Board of Directors of his intention to retire effective April 30, 2001, and to step down as Chairman and a member of the Board of Directors effective May 30, 2001. Kenneth R. Sanders assumed the position of President and Chief Executive Officer effective April 30, 2001. Additionally, Rick G. Lester, Contour's Chief Financial Officer, was appointed Executive Vice President. Both Messrs. Sanders and Lester were elected directors of Contour.

   The General Partners receive no management or other fees or promoted interests from the Partnership or the Joint Venture. The Partnership reimburses Contour E&P for all direct costs incurred in managing the Partnership and all indirect costs allocable to the Partnership, principally comprised of general and administrative expenses. These arrangements are the same for all development drilling programs ("DDPs") sponsored by Contour E&P.

 Estimated Proved Reserves

   General. The estimated gross quantities of proved and proved developed reserves for properties in which the Partnership owns interests were prepared as of January 1, 2000, 2001 and 2002, by an independent petroleum engineering firm. For the reserves at January 1, 2000, 2001 and 2002, Contour applied appropriate Partnership revenue interests to determine the Partnership's net proved reserves shown below.

   Quantities. The following table sets forth the Partnership's estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas as of January 1, 2000, 2001 and 2002. Proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion.

Estimated Proved Reserves

                                                                As of January 1,
                                                                ----------------
                                                                2000  2001  2002
                                                                ----- ----- ----
Crude oil and liquids (Mbbl):
  Proved developed.............................................    64    70  57
  Proved undeveloped...........................................    --    --  --
                                                                ----- ----- ---
    Total proved...............................................    64    70  57
                                                                ===== ===== ===

Natural gas (Mmcf):
  Proved developed............................................. 1,196 1,247 798
  Proved undeveloped...........................................    --    --  --
                                                                ----- ----- ---
    Total proved............................................... 1,196 1,247 798
                                                                ===== ===== ===

   Detailed information concerning the Partnership's estimated proved reserves and discounted net future cash flows is contained in the Supplementary Financial Information included in Note 8 in Notes to the Financial Statements. The Partnership has not filed any estimates of reserves with any federal authority or agency during the past year other than estimates contained in its last annual report filed with the Securities and Exchange Commission ("SEC").

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

   Significant Fields. The following table sets forth certain information as of January 1, 2002 with respect to the Partnership's interests in its most significant fields, together with information for all other fields combined.

Significant Proved Properties

                           Proved Reserves at January 1,
                                       2002                       2001 Production
                          ------------------------------- -------------------------------
                                            Gas                             Gas
                            Oil    Gas   Equivalent         Oil    Gas   Equivalent
Property                  (Mbbls) (Mmcf)  (Mmcfe)     %   (Mbbls) (Mmcf)  (Mmcfe)     %
--------                  ------- ------ ---------- ----- ------- ------ ---------- -----
                                                  (in thousands)
North Louisiana:
  Ada field.............     --     25        25      2.2    --      8        8       4.4
  Sibley field..........     10    266       326     28.6    --     20       20      11.0
South Louisiana:
  Orange Grove/Humphreys
   field................      2     31        43      3.8     2     29       41      22.5
  Ouiski Bayou field....     43    448       706     61.9     7     66      108      59.3
Other:
  As a group............      2     28        40      3.5    --      5        5       2.8
                            ---    ---     -----    -----   ---    ---      ---     -----
   Total................     57    798     1,140    100.0     9    128      182     100.0
                            ===    ===     =====    =====   ===    ===      ===     =====

   Additional information regarding these fields is set forth below. Unless otherwise noted, acreage and well information is provided as of December 31, 2001, and reserve information is provided as of January 1, 2002.

North Louisiana

   Ada Field. The Ada field is located in Bienville and Webster Parishes, Louisiana. The Partnership has an interest in 1 gross (.14 net) well producing from the Sligo and Hosston formations at a depth of 8,600 feet. The well is operated by a third party. The Ada field reserves are 100% proved developed.

   Sibley Field. The Sibley field is located in Webster Parish, Louisiana. The Partnership has interests in 5 gross (.34 net) wells producing from the Hosston formation at depths ranging from 7,300 to 10,000 feet. Contour E&P operates one of the wells. The Sibley field reserves are 100% proved developed.

South Louisiana

   Orange Grove/Humphreys Field. The Orange Grove/Humphreys field is located in Terrebonne Parish, Louisiana. The Partnership has an interest in 1 gross (.33 net) well producing from the 1st Hollywood formation at a depth of approximately 11,600 feet that Contour E&P operates. The Orange
Grove/Humphreys field reserves are 100% proved developed.

   Ouiski Bayou Field. The Ouiski Bayou field is located in Terrebonne Parish, Louisiana. The Partnership has an interest in 1 gross (.33 net) well producing from the Cib op formation at a depth of 17,000 feet that Contour E&P operates. The Ouiski Bayou field reserves are 100% proved developed.

 Production, Price and Cost Data

   The following tables set forth the oil and gas production, average sales price and average production costs per equivalent unit of oil and gas produced by the Partnership for the years ended December 31, 1999, 2000 and

2001. Detailed additional information concerning the Partnership's oil and gas producing activities is contained in the Supplementary Financial Information included in Note 8 in Notes to the Financial Statements.

Oil and Gas Production

                                                                  Year Ended
                                                                 December 31,
                                                               -----------------
                                                               1999  2000  2001
                                                               ----- ----- -----
Crude oil, condensate and natural gas liquids (Bbls).......... 9,398 9,031 8,598
Natural gas (Mmcf)............................................   314   149   128

Average Sales Prices and Production Costs

                                                           Year Ended December
                                                                   31,
                                                           --------------------
                                                            1999   2000   2001
                                                           ------ ------ ------
Average sales price:
  Crude oil, condensate and natural gas liquids per Bbl... $15.78 $29.70 $25.25
  Natural gas per Mcf, including the effects of hedging
   (1)....................................................   2.26   3.59   4.70
Oil and gas revenues per Mcfe (1).........................   2.32   3.95   4.56
Average production costs per Mcfe (1).....................   1.02   1.26   1.16

--------
(1) Includes effect of accounting pronouncement EITF 00-10 issued in 2000 requiring shipping and handling expenses (i.e. compression and transportation expenses) to be included in production costs rather than netted in revenues. Realized prices for natural gas per Mcf and oil and gas revenues per Mcfe have been restated accordingly.

 Oil and Gas Wells

   As of December 31, 2001, the Partnership owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:

                                                                Gross(/10/  Net
                                                                ---------- -----
Oil wells......................................................      1       .02
Gas wells......................................................      9      1.35
                                                                   ---     -----
Total..........................................................     10      1.37
                                                                   ===     =====

--------
(1) One or more completions in the same hole are counted as one well; none of the wells have multiple completions.

   Wells Drilled. All of the wells drilled by the Partnership are development wells based on definitions in the Partnership Agreement of the Partnership. The following table sets forth the number of gross and net productive and dry development wells and exploratory wells drilled by the Partnership during the periods indicated, based on a narrower definition for development wells under SEC guidelines. The Partnership did not drill or participate in any wells during 1999, 2000 and 2001.

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

   In addition to marketing natural gas and crude oil produced on Partnership properties, a subsidiary of Contour E&P aggregates volumes to increase market power, provides gas transportation arrangements, provides nomination and gas control services, supervises gas gathering operations and performs revenue receipt and disbursement services as well as regulatory filing, recordkeeping, inspection, testing, monitoring functions, coordinating the connection of wells to various pipeline systems, performing gas market surveys and overseeing gas balancing with its various gas gatherers and transporters.

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

 Competition

   The oil and gas industry is highly competitive. Major oil and gas companies, independent concerns, drilling and production purchase programs and individual producers and operators are active bidders for desirable oil and gas properties, as well as the equipment and labor required to operate those properties. Many competitors have financial resources substantially greater than those of the Partnership and staffs and facilities substantially larger than those of Contour E&P. The availability of a ready market for the oil and gas production of the Partnership depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations.

 Title to Properties

   The Partnership properties are subject to royalty interests, liens incident to operating agreements, liens for current taxes and other customary burdens, including other mineral encumbrances and restrictions. The Partnership does not believe that any mortgage, lien or other burden materially interferes with the use of such properties in the operation of its business.

   The Partnership believes that it have satisfactory title to or rights in all of its producing properties. As is customary in the oil and natural gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. Title investigation is made, and title opinions of local counsel are generally obtained before commencement of drilling operations or at least in connection with the preparation of division orders when production is obtained and the revenues therefrom are allocated.

 Employees

   The Partnership has no employees and utilizes the management and staff of Contour E&P. As of December 31, 2001, Contour E&P had 47 employees. Contour E&P's staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. See "Managers of Contour Energy E&P, LLC". None of Contour E&P's employees are represented by a union. Contour E&P has never experienced an interruption in its operations from any kind of labor dispute, and its working relationship with its employees is satisfactory.

Regulation

   General. The production, processing, marketing, and transportation of oil and gas, and planned terminaling and storage of oil and gas storage by the Partnership are subject to federal, state and local regulations which can have a significant impact upon our overall operations.

   Exploration and Production. The availability of a ready market for oil and natural gas production depends on numerous regulatory factors beyond our control. The Partnership's operations are subject to various regulations at the federal, state and local levels. These regulations include:

  . requiring permits for the drilling of wells;

  . maintaining bonding requirements to drill or operate wells; and

  . regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with well operations.

   Our operations also are subject to various conservation regulations. These include:

  . the regulation of the size of drilling and spacing units;

  . the density of wells that may be drilled; and

  . the unitization or pooling of gas and oil properties.

   In addition, state conservation laws establish maximum rates of production from gas and oil wells, generally prohibiting the venting or flaring of gas, and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amount of oil and gas the Partnership can produce from its wells and to limit the number of wells or the locations at which it can drill.

   Federal Regulation. Historically, the transportation and sales for resale of gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA") and Federal Energy Regulatory Commission ("FERC") regulations. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated price for all "first sales" of natural gas. Thus, all sales of gas by the Partnership may be made at market prices, subject to applicable contract provisions. Sales of gas are affected by the availability, terms and cost of pipeline transportation. Since 1985, the FERC has implemented regulations intended to make natural gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

   Beginning in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B, 636-C and 636-D ("Order No. 636") which required interstate pipelines to provide open-access transportation on a not unduly discriminatory basis for all gas shippers. The FERC has stated that it intends for Order No. 636 and its future restructuring activities to foster increased competition within all phases of the gas industry. Although Order No. 636 does not directly regulate the Partnership's production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how the Partnership and its competitors sell gas in the marketplace.

   The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines. However, some appeals remain pending and the FERC continues to review and modify its regulations regarding the transportation of gas. For example, in February 2000, the FERC issued Order No. 637, which;


  . lifts the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for short-term releases of pipeline capacity of less than one year;


  . permits pipelines to file for authority to charge different maximum cost-based rates for peak and off-peak periods;

  . encourages, but does not mandate, auctions for pipeline capacity;

  . requires pipelines to implement imbalance management services;

  . restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders; and

  . implements a number of new pipeline reporting requirements.

   Order No. 637 also requires the FERC staff to analyze whether the FERC should implement additional fundamental policy changes. These include whether to pursue performance-based or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid.

   The Partnership cannot predict what further action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which its gas is sold. However, the Partnership does not believe that any action taken will affect it in a way that materially differs from the way it affects its competitors.

   The Outer Continental Shelf Lands Act ("OCSLA"), which the FERC implements as to transportation and pipeline issues, requires that all pipelines operating on or across the Outer Continental Shelf provide open-access, non-discriminatory service. Historically, the FERC has opted not to impose regulatory requirements under its OCSLA authority on gatherers and other entities outside the reach of its NGA jurisdiction. However, on April 13, 2000, the FERC issued Order No. 639 as a vehicle to assure shippers using OCS facilities of open access and nondiscriminatory conditions of service, including nondiscriminatory rates. To achieve such assurances, the FERC required that virtually all non-proprietary pipeline transporters of gas on the Outer Continental Shelf report information on their affiliations, rates and conditions of service. The reporting requirements established by the FERC in Order No. 639 may apply, in certain circumstances, to operators of production platforms and other facilities on the Outer Continental Shelf, with respect to gas movements across such facilities. The rehearing order (Order 639-A) issued August 2, 2000, slightly modified the original order, but maintained its material provisions.

   The FERC retains authority under the OCSLA to exercise jurisdiction over gatherers and other entities outside the reach of its NGA jurisdiction if necessary to ensure non-discriminatory access to service on the Outer Continental Shelf. The Partnership does not believe that any FERC action taken under its OCSLA jurisdiction will affect it in a way that materially differs from the way it affects other gas producers, gatherers and marketers.

   Additional proposals and proceedings that might affect the gas industry are pending before Congress, the FERC and the courts. The gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

   Sales and Transportation of Oil. Our sales of crude oil, condensate and gas liquids are not currently regulated, and are subject to applicable contract provisions made at market prices. In a number of instances, however, the ability to transport and sell our products is dependent on pipelines whose rates, terms and conditions of service are subject to the FERC's jurisdiction under the Interstate Commerce Act. In other instances, the Partnership's ability to transport and sell its products is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes.

   The regulation of pipelines that transport oil, condensate and natural gas liquids generally is more light-handed than the FERC's regulation of gas pipelines under the NGA. Regulated pipelines that transport crude oil, condensate, and natural gas liquids are subject to common carrier obligations that generally ensure non-discriminatory access. With respect to interstate pipeline transportation subject to regulation of the FERC under the Interstate Commerce Act, rates generally must be cost-based, although market-based rates or negotiated settlement rates are permitted in certain circumstances.

   State Regulation. Most states regulate the production and sale of oil and gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. The rate of production may be regulated and the maximum daily production allowable from both oil and gas wells may be established on a market demand or conservation basis or both.

   Environmental Regulations. The Partnership takes seriously the various federal environmental laws, including the National Environmental Policy Act; the Clean Air Act of 1990, as amended ("CAA"); Oil Pollution Act of 1990, as amended ("OPA"); Water Pollution Control Act, as amended ("FWPCA"); the Resource Conservation and Recovery Act as amended ("RCRA"); the Toxic Substances Control Act; and the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and the various state and local environmental laws, and the regulations adopted pursuant to such law, governing the discharge of materials into the environment, or otherwise relating to the protection of the environment. In particular, its drilling, development and production operations, its activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and its use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation, and violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases the Partnership's overall cost of business. The increased costs are not reasonably ascertainable. Such areas affected include unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water, capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes and capital costs to construct, maintain and upgrade equipment and facilities and plug and abandon inactive well sites and pits.

   Environmental regulations historically have been subject to frequent change by regulatory authorities, and the Partnership is unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on our operations. However, the Partnership does not believe that changes to these regulations will materially adversely affect our competitive position because its competitors are similarly affected. A discharge of hydrocarbons or hazardous substances into the environment could subject it to substantial expense, including both the cost to comply with applicable regulations pertaining to the remediation of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. The Partnership maintains insurance, which may provide protection to some extent against environmental liabilities, but the coverage of such insurance and the amount of protection afforded thereby cannot be predicted with respect to any particular possible environmental liability and may not be adequate to protect it from substantial expense.

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

   The Partnership believes it is in substantial compliance with environmental regulations; however, it is unable to predict the impact that compliance with future regulations may have on its capital expenditures, earnings and competitive position.

   The CAA requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, the Partnership believes implementation of such amendments will not have a material adverse effect on its financial condition or results of operations. RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements (and liability for failure to meet such requirements) on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, the Partnership is not required to comply with a substantial portion of RCRA's requirements because its operations generate minimal quantities of hazardous wastes.

   CERCLA, also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the "owner" or "operator" of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Partnership may generate waste that may fall within CERCLA's definition of a "hazardous substance". As a result, it may be jointly and severally liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed. The Partnership currently owns or leases, and have in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil and natural gas. Although it has used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by it or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Partnership could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

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

   Management. Contour E&P, a wholly owned subsidiary of Contour, is the Managing General Partner of the Partnership. As Managing General Partner, Contour E&P makes decisions affecting the assets of the Partnership. Contour E&P also owns a substantial majority of the Partnership units. As owner of units and manager of the Partnership assets, an adverse financial event to Contour could also adversely affect the business of the

Partnership. Contour has $105 million of debt becoming due by April 15, 2003. Failure to repay or refinance the debt as it matures would result in a default under the indenture. That could have a material adverse impact on the Partnership.

   Depletion of Reserves. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The Partnership's future oil and natural gas reserves and production, and, therefore, cash flow and income, are highly dependent upon its success in efficiently producing its reserves.

   Volatility of Oil, Natural Gas and Natural Gas Liquids Prices. The Partnership's financial results are affected significantly by the prices received for its oil, natural gas and natural gas liquids production. Historically, the markets for natural gas and crude oil have been volatile and are expected to continue to be volatile in the future. The Partnership's future financial condition and results of operations will depend, in part, upon the prices received for its natural gas and crude oil production, as well as the costs of developing and producing reserves. Because the Partnership no longer plans to hedge its production, prices realized by the Partnership may be more volatile than historically.

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

   The Partnership's oil and natural gas business also is subject to all of the operating risks associated with the drilling for and production of oil and natural gas, including, but not limited to, uncontrollable flows of oil, natural gas, brine or well fluids into the environment (including groundwater and shoreline contamination), blowouts, cratering, mechanical difficulties, fires, explosions, pollution and other risks, any of which could result in substantial losses to the Partnership. Although the Partnership maintains insurance at levels that it believes are consistent with industry practices, it is not fully insured against all risks. Losses and liabilities arising from uninsured and underinsured events could have a material adverse effect on the financial condition and operations of the Partnership. Moreover, the cost of obtaining insurance increased dramatically in 2001 for the industry as a whole. The Partnership's cost more than doubled in 2001 from the prior year. Recent catastrophic events may cause the insurance market to continue to tighten. As a result, the Partnership may not be able to maintain insurance at adequate levels or at reasonable rates and particular types of coverage may not be available in the future.

Item 3. Legal Proceedings

   Contour, through its subsidiaries, is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material effect on the financial condition of Contour E&P or the Partnership.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

                                    PART II

Item 5. Market for Units and Related Unitholder Matters

   There is no market for the Units of the Partnership. Transfer of the Units was substantially restricted by the provisions of the Partnership Agreement until the Partnership Agreement was amended in December 2000 to allow unitholders to buy or sell units from existing unitholders. As of March 22, 2002, there were 471 holders of record of the Partnership's Units.

   The following table sets forth the cash distributions per Unit paid by the Partnership during the periods indicated.

                                                                   Distributions
                                                                   -------------
1999:
-----
First quarter.....................................................    $  --
Second quarter....................................................       --
Third quarter.....................................................       --
Fourth quarter....................................................       --
                                                                      ------
  Total...........................................................    $  --
                                                                      ======

2000:
-----
First quarter.....................................................    $  --
Second quarter....................................................       --
Third quarter.....................................................       --
Fourth quarter....................................................       .02
                                                                      ------
  Total...........................................................    $  .02
                                                                      ======

2001:
-----
First quarter                                                         $  --
Second quarter....................................................       .01
Third quarter.....................................................       .01
Fourth quarter....................................................       .01
                                                                      ------
  Total...........................................................    $  .03
                                                                      ======

   Distribution levels are affected by numerous factors, including oil and gas prices, production levels and operating costs, together with any working capital or debt service requirements. To enable the Partnership to fund part of its drilling and recompletion expenses in excess of contributed capital, distributions were suspended in the fourth quarter of 1994 and reinstated only for the third quarter of 1995. In the third quarter 2000, the final payment on the $6,000,000 Initial Loan from Contour E&P was paid. The Partnership made distributions for the year 2001 aggregating $435,000 to the unitholders, or $0.03 per Unit, and $18,000 to the Managing and Special General Partners for their interest. Future distributions to the unitholders and the managing and special general partners are contingent on future operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM
                    (In thousands, except per unit amounts)

                                             Year Ended December 31,
                                     ------------------------------------------
                                      1997    1998     1999     2000     2001
                                     ------- -------  -------  -------  -------
Summary of Operations:
 Total revenues (1) (3)............. $ 2,391 $ 1,495  $ 1,693  $   800  $   817
 Production expenses (1)............     645     594      378      256      209
 Exploration expenses                    --      --       --       --       --
 General and administrative
  expenses..........................     476     134       92       62       44
 Interest expense...................     376     287      174        6      --
 Depreciation, depletion and
  amortization......................     587     427      225      120       77
 Impairment of oil and gas
  properties........................     --      466      --       --       --
 Net income (loss)..................     307    (413)     824      356      487
 Net income (loss) applicable to
  Unitholders (2)...................     295    (397)     791      342      468
 Net income (loss) per Unit (2).....     .02    (.02)     .05      .02      .03
 Distributions paid per Unit (2)....     --      --       --       .02      .03
 Units outstanding..................  16,033  16,033   16,033   16,033   16,033

                                             Year Ended December 31,
                                     ------------------------------------------
                                      1997    1998     1999     2000     2001
                                     ------- -------  -------  -------  -------
Summary Balance Sheet Data:
 Working capital (deficit).......... $   288 $    23  $   (17) $    (1) $    92
 Oil and gas properties, net........   3,369   2,528    1,070      927      868
 Long-term debt.....................   3,181   2,488      166      --       --
 Total partners' equity.............     476      63      887      926      960
 Total assets.......................   3,741   2,649    1,115    1,011    1,007

--------
(1) Total Revenues and Production expenses have been restated for the years 1997, 1998 and 2000 in accordance with accounting pronouncement EITF 00-10 issued in 2000.
(2) Per Unit amounts are based on the Unitholders' 96.04% share of net income and loss.
(3) 1999 revenues include gain on sale of properties of $850.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 General

   In 1992, the Partnership issued a total of 16,033,009 units of limited and general partner interests ("Units") at $3.00 per Unit for a total of $48,099,027. The Units represent 96.04% of the total interests in the Partnership and consist of 1,647,500 Units of limited partner interests ("LP Units") and 14,385,509 Units of general partner interests ("GP Units") at December 31, 2001. In addition, the Partnership issued managing and special general partner interests on a pro rata basis for $1,983,258, representing 3.96% of the total interests in the Partnership. In the aggregate, Contour Energy E&P, LLC (formerly Kelley Oil Corporation), a Delaware corporation, the Managing General Partner of the Partnership ("Contour E&P"), owns 91.86% of the Units and a 3.94% general partner interest at December 31, 2001. Contour E&P is a subsidiary of Contour Energy Co., collectively with its subsidiaries ("Contour").

   In December 2000, Contour E&P invited the unit holders for the Partnership to tender their units for cash. The cash offer was $0.123 per unit for all of the Partnership units not held by Contour E&P. A total of 1,298,724 Partnership units (50% of units eligible for tender) were tendered. The total cost was approximately $200,000, including transaction costs.

   In 2001, Kelley Oil Corporation, the Managing General Partner of the Partnership converted to a Delaware limited liability company and changed its name to Contour Energy E&P, LLC.

   General Partner. Contour's 14% senior secured notes totaling $105 million becomes due by April 15, 2003. Contour E&P is a guarantor under these notes. Redemption of these notes begins in 2002 with $2.1 million principal payments due in July and October. An additional redemption payment of $2.1 million is due in January 2003 with a final payment of $98.7 million due on April 15, 2003. It is not anticipated that Contour will generate sufficient cash flows from operations to repay this debt. Neither can it assume that future borrowings will be available in an amount sufficient to pay or refinance this obligation on commercially reasonable terms or at all. Failure to repay or refinance the debt as it matures would result in a default under the indenture.

   Contour has entered into discussions with certain of its debt holders that may lead to a restructuring transaction. The outcome of the negotiations and the possible impact on the Partnership are uncertain. However, if negotiations are not successful. Contour may be forced to seek protection under federal bankruptcy regulations. Contour E&P is a guarantor under the 14% senior secured notes. A potential default under these notes or a bankruptcy filing by Contour could have a material adverse impact on the Partnership.

   Drilling Operations. Since inception, the Partnership participated in drilling 39 gross (15.23 net) wells, of which 30 gross (11.07 net) wells were found productive and 9 gross (4.16 net) wells were dry.

   Hedging Activities. Historically, Contour periodically entered into hedge contracts to protect against commodity price declines on behalf of the Partnership. Contour normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of closing NYMEX prices for crude oil as the underlying index ("Index Price") See Note 6 in the Notes to the Financial Statements. However, effective 2001 the Partnership no longer plans to enter into hedging transactions because small production volumes makes doing so no longer feasible.

   Through natural gas price swap agreements, the Partnership hedged approximately 50% of its natural gas production for 1999 at average NYMEX quoted price of $2.17/Mmbtu, before transaction and transportation costs. For 2000, the Partnership hedged approximately 72% of its natural gas production using price swap agreements (48%) and a costless collar (24%). The average price received under the swap agreements was $2.59/Mmbtu. The costless collar included a ceiling of $4.98/Mmbtu and a floor of $4.00/Mmbtu at the closing Index Price.

   Through crude oil price swap agreements, the Partnership hedged approximately 29% of its crude oil production for 1999 at an average NYMEX quoted price of $20.00 /Bbl, before transaction and transportation costs. For 2000, the Company hedged approximately 66% of its crude oil production using price swap agreements (41%) and costless collars (25%). The average price received under the swap agreements was $26.21/Bbl. The costless collars included an average ceiling of $32.21/Bbl and an average floor of $26.11/Bbl at the closing Index Price.

   Hedging activities decreased Partnership oil and natural gas revenues by approximately $17,000 and $109,000 in 1999 and 2000, respectively as compared to estimated revenues had no hedging activities been conducted.

   The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Partnership has not experienced counterparty nonperformance on these agreements.

 Critical Accounting Policies

   Introduction. The forgoing describes the critical accounting policies used by the Partnership in reporting its financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting, such is the case with accounting for oil and gas activities described below. In those cases, the Partnership's reported results of operations would be different should it employ an alternative accounting method.

   Successful Efforts Method of Accounting for Oil and Gas Activities. The Securities and Exchange Commission ("SEC") prescribes in Regulation SX the financial accounting and reporting standards for companies engaged in oil and gas producing activities. Two methods are prescribed: the successful efforts method and the full cost method. Like many other oil and gas companies, the Partnership has chosen to follow the successful efforts method.

   Costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit of production basis over the life of the related reserves. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are amortized on a unit of production basis over the life of the related reserves. Other exploration costs, including geological and geophysical expenses applicable to undeveloped leasehold, leasehold expiration costs and delay rentals are expensed as incurred.

   In accordance with accounting under successful efforts, the Partnership reviews proved oil and gas properties for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. The Partnership's oil and gas reserves are mature, but still have a relatively long life. However, even a temporary drop in prices can have a material impact on its business.

   Estimated Abandonment or Site Restoration. The estimated costs of future abandonment and site restoration, net of anticipated salvage values, are amortized on a unit-of-production basis over the life of the related reserves. The amortization of these costs is included on the Partnership's Statements of Income under depreciation, depletion and amortization expense.

   Derivative Instruments and Hedging Activities. The Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income ("OCI").

   At of January 1, 2001, the Partnership was not party to any derivative instruments and as such there was no impact on its financial statements as a result of the adoption of SFAS 133. During and at year-end 2001, the Partnership did not and was not participating in any derivative instruments.

 Results of Operations

   Years Ended December 31, 2001 and 2000. Oil and gas revenues were $817,000 for 2001 as compared to $800,000 in the corresponding period of 2000, primarily as a result of higher natural gas prices partially offset by lower oil and gas production. Production of natural gas decreased 14% from 149,000 Mcf in 2000 to 128,000 Mcf in 2001. Production of crude oil in the current year totaled 8,598 barrels compared to 9,031 barrels last year, representing a decrease of 5%. Oil and gas production decreased due normal declines in the Partnership's producing areas.

   Lease operating expenses and severance taxes were $209,000 in 2001 versus $256,000 in 2000, a decrease of 18%, primarily related lower production and lower lifting costs per equivalent production unit. Lower lifting costs were partially offset by an increase in severance tax expense on a per unit basis resulting from a rate increase in Louisiana. On a unit of production basis, these expenses decreased to $1.16 per Mcfe in 2001 from $1.26 per Mcfe in 2000.

   General and administrative ("G&A") expenses of $44,000 in 2001 decreased 29% from $62,000 in 2000. On a unit of production basis, these expenses decreased from $0.31 per Mcfe in 2000 to $0.24 per Mcfe in 2001. As the Partnership's production declines it receives a smaller allocation of G&A costs from Contour Energy E&P.

   In 2000, the Partnership incurred interest expense of $6,000 on a loan advanced to it by Contour E&P in August 1994 to fund part of its drilling expenses in excess of contributed capital. In 2000, the final payment of $166,000 was made on the $6,000,000 Initial Loan.

   Depreciation, depletion and amortization ("DD&A") expense decreased 36% from $120,000 in 2000 to $77,000 in 2001 due to lower production levels and lower composite depletion rates. On a unit of production basis, DD&A expense decreased 27% from $0.59 per Mcfe in 2000 to $0.43 per Mcfe in 2001.

   The Partnership recognized net income in 2001 of $487,000 or $0.03 per Unit compared to net income in 2000 of $356,000, or $0.02 per Unit. The reasons for the variance between 2001 and 2000 are described in the foregoing discussion.

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

   Lease operating expenses and severance taxes were $256,000 in 2000 versus $378,000 in 1999, a decrease of 32%, primarily related to the sale of properties to Phillips. On a unit of production basis, these expenses increased to $1.26 per Mcfe in 2000 from $1.02 per Mcfe in 1999. Transportation and compression expenses of $48,000 ($0.13 per Mcfe) and $7,000 ($0.03 per Mcfe) were included in lease operating expense for 1999 and 2000, respectively, as a result of accounting pronouncement EITF 00-10 issued in 2000.

   G&A expenses of $62,000 in 2000 decreased 33% from $92,000 in 1999. On a unit of production basis, these expenses increased from $0.25 per Mcfe in 1999 to $0.31 per Mcfe in 2000.

   In 2000 and 1999, the Partnership incurred interest expense of $6,000 and $174,000, respectively, on a loan advanced to it by Contour E&P in August 1994 to fund part of its drilling expenses in excess of contributed capital. The reduction reflects the lower average note payable balance outstanding in 2000 as compared to 1999. In 2000, the final payment of $166,000 was made on the $6,000,000 Initial Loan. See "Liquidity and Capital Resources".

   DD&A expense decreased 47% from $225,000 in 1999 to $120,000 in 2000 due to lower production levels related to the sale of properties to Phillips and lower depletion rates. On a unit of production basis, DD&A expense decreased from $0.61 per Mcfe in 1999 to $0.59 per Mcfe in 2000.

   The Partnership recognized net income in 2000 of $356,000 or $0.02 per Unit compared to net income in 1999 of $824,000, including a $850,000 gain on sale of properties, or $0.05 per Unit. The reasons for the variance between 2000 and 1999 are described in the foregoing discussion.

 Liquidity and Capital Resources

   Liquidity. Net cash provided by the Partnership's operating activities during 2001, as reflected on its statement of cash flows, totaled $471,000. During the period, funds used in investing activities totaled $18,000 in capital expenditures and funds used in financing activities were for partnership distributions of $453,000. As a result of these activities, the Partnership's cash and cash equivalents remained at zero at December 31, 2001.

   During the first half of 2001, the Partnership benefited from an increase in the level of commodity prices compared to historic levels. However, cash prices and NYMEX based prices for both oil and natural gas have declined significantly during the second half of 2001 and early 2002, reflecting the volatility of commodity prices. Natural gas prices over the past six months have averaged below $2.50/Mcf and crude prices have averaged below $20.00/bbl. Sustained prices at these levels or lower could have a materially adverse impact on the Partnership's results of operations and its ability to make future distributions. Historically, Contour on behalf of the Partnership periodically enters into hedge contracts to protect against commodity price declines. However, effective 2001 the Partnership no longer participated in hedging transactions due to its relatively small production volumes.

   Capital Resources. The partners' equity at December 31, 2001 increased to $960,000 as compared to $926,000 at December 31, 2000. The Partnership has completed its development stage. Accordingly, cash flow from operations should be adequate to meet its expected capital and general working capital needs. As of December 31, 2001, the Partnership was fully capitalized with contributions aggregating $50,082,285.

   Although the capital needs of the Partnership are minimal and are funded by cash flows from operations, the administration of the Partnership and its assets are dependent on Contour E&P as Managing General Partner. The financial difficulties of Contour could have a detrimental effect on its abilities to administer the Partnership.

   Distribution Policy. The Partnership maintains a policy of distributing cash, which is not required for the conduct of Partnership business to Unitholders on a quarterly basis. During 2001, current year earnings distributions were paid to the managing and special general partners and the unitholders in the amounts of $18,000 and $435,000, or $0.03 per Unit, respectively. However, future distributions to the unitholders and the managing and special general partners are contingent on future operating results.

   Related Party Transactions. The Unitholders have a 96.04% share and the general partners a 3.96% share in the costs and revenues of the Partnership. The Partnership reimburses Contour E&P for all direct costs incurred in managing the Partnership and all indirect costs (principally general and administrative expenses) allocable to the Partnership.

   Overhead allocated to the Partnership by Contour E&P for the years ended December 31, 1999, 2000 and 2001 related to general and administrative expenses aggregated $92,000, $62,000 and $44,000, respectively.

   Substantially all of the Partnership's gas sales are made to an affiliated company, Concorde Gas Marketing, Inc.("CGM"), an indirect wholly-owned subsidiary of Contour E&P, which remarkets gas to third parties. For 1999, 2000 and 2001, a fee of 2% of the resale price was charged to the Partnership by CGM for its marketing services.

   In December 2000, Contour E&P invited the unit holders for the Partnership to tender their units for cash. The cash offer was $0.123 per unit for all of the Partnership units not held by Contour E&P. A total of 1,298,724

Partnership units (50% of units eligible for tender) were tendered. The total cost was approximately $200,000, including transaction costs. After the tender, Contour E&P owned 91.82% of the Units and a 3.94% General Partner interest.

   Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation. The following table shows the changes in the average oil and natural gas prices (including the effects of hedging) received by Partnership during the periods indicated.

                                                                 Average Average
                                                                   Oil     Gas
                                                                  Price   Price
                                                                 ($/Bbl) ($/Mcf)
                                                                 ------- -------
Year Ended:
  December 31, 1999.............................................  15.78   2.26
  December 31, 2000.............................................  29.70   3.59
  December 31, 2001.............................................  25.25   4.70

   Accounting Pronouncements. The Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The Partnership was not party to any derivative instruments during 2001 and as such there was not impact from the adoption of SFAS 133.

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

   In August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and is effective for fiscal years beginning after December 15, 2001. The Partnership is currently assessing the impact of SFAS No. 143 and cannot yet reasonably estimate the impact, if any, this statements will have on its financial statements upon adoption. The Partnership expects no impact on its financial statements from the adoption of SFAS 144.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   See discussion in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Hedging".

Item 8. Financial Statements and Supplementary Data

                         Index to Financial Statements

                                                                           Page
Kelley Partners 1992 Development Drilling Program:                         ----

Independent Auditors' Report..............................................  20
Balance Sheets--December 31, 2000 and 2001................................  21
Statements of Income--For the years ended December 31, 1999, 2000 and
 2001.....................................................................  22
Statements of Cash Flows--For the years ended December 31, 1999, 2000 and
 2001.....................................................................  23
Statements of Changes in Partners' Equity (Deficit)--For the years ended
 December 31, 1999,
 2000 and 2001............................................................  24
Notes to Financial Statements.............................................  25

                         INDEPENDENT AUDITORS' REPORT

To the Partners of Kelley Partners 1992 Development Drilling Program:

We have audited the accompanying balance sheets of Kelley Partners 1992 Development Drilling Program (a Texas limited partnership) as of December 31, 2000 and 2001, and the related statements of income, cash flows, and changes in partners' equity (deficit) for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Kelley Partners 1992 Development Drilling Program as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

   The accompanying financial statements for the year ended December 31, 2001 have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the parent of the Managing General Partner is attempting to negotiate a restructuring of its long-term debt which could lead to a filing for bankruptcy protection under federal bankruptcy regulations. This raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Houston, Texas
March 7, 2002
(April 15, 2002 as to Note 2)

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

                                 BALANCE SHEETS
                                 (In thousands)

                               December 31,
                             ------------------
                               2000      2001
                             --------  --------
Assets:
  Cash and cash
   equivalents.............. $     --    $   --
  Accounts receivable--
   trade....................       37        12
  Accounts receivable--
   affiliates...............       47       127
                             --------  --------
    Total current assets....       84       139
                             --------  --------
Oil and gas properties,
 successful efforts method:
  Properties subject to
   amortization.............   41,443    41,461
  Less: Accumulated
   depreciation, depletion &
   amortization.............  (40,516)  (40,593)
                             --------  --------
  Total oil and gas
   properties...............      927       868
                             --------  --------
    Total assets............ $  1,011  $  1,007
                             ========  ========
Liabilities:
  Accounts payable and
   accrued expenses......... $     85  $     47
                             --------  --------
    Total current
     liabilities............       85        47
                             --------  --------
    Total liabilities.......       85        47
                             --------  --------
Partners' Equity:
  LP Unitholders' equity....       67        70
  GP Unitholders' equity....      822       851
  Managing and Special
   General Partners'
   equity...................       37        39
                             --------  --------
    Total partners' equity..      926       960
                             --------  --------
  Total liabilities and
   partners' equity......... $  1,011  $  1,007
                             ========  ========


                       See Notes to Financial Statements.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

                              STATEMENTS OF INCOME
                      (In thousands, except per unit data)

                                                       Year Ended December 31,
                                                       -----------------------
                                                        1999    2000    2001
                                                       ------- ------- -------
Revenues:
  Oil and gas sales................................... $   843 $   800 $   817
  Gain on sale of properties..........................     850      --      --
                                                       ------- ------- -------
  Total revenues......................................   1,693     800     817
                                                       ------- ------- -------
Costs And Expenses:
  Lease operating expenses............................     333     224     178
  Severance taxes.....................................      45      32      31
  General and administrative expenses.................      92      62      44
  Interest expense....................................     174       6      --
  Depreciation, depletion and amortization............     225     120      77
                                                       ------- ------- -------
    Total expenses....................................     869     444     330
                                                       ------- ------- -------
Net income............................................ $   824 $   356 $   487
                                                       ======= ======= =======
Net income allocable to LP and GP unitholders......... $   791 $   342 $   468
                                                       ======= ======= =======
Net income allocable to managing and special general
 partners............................................. $    33 $    14 $    19
                                                       ======= ======= =======
Net income per LP and GP Unit......................... $   .05 $   .02 $   .03
                                                       ======= ======= =======
Average LP and GP Units outstanding...................  16,033  16,033  16,033
                                                       ======= ======= =======


                       See Notes to Financial Statements.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Year Ended
                                                            December 31,
                                                         ---------------------
                                                          1999    2000   2001
                                                         -------  -----  -----
Operating Activities:
 Net income............................................. $   824  $ 356  $ 487
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Gain on sale of properties............................    (850)    --     --
  Depreciation, depletion and amortization..............     225    120     77
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable...........      75    (39)   (55)
   (Decrease) increase in accounts payable and accrued
    expenses............................................     (36)    23    (38)
                                                         -------  -----  -----
 Net cash provided by operating activities..............     238    460    471
                                                         -------  -----  -----
Investing Activities:
 Capital expenditures...................................     (14)    23    (18)
 Proceeds from sale of assets...........................   2,098     --     --
                                                         -------  -----  -----
 Net cash provided by (used in) investing activities....   2,084     23    (18)
                                                         -------  -----  -----
Financing Activities:
 Distributions..........................................      --   (317)  (453)
 Payments on long-term borrowings.......................  (2,322)  (166)    --
                                                         -------  -----  -----
 Net cash used in financing activities..................  (2,322)  (483)  (453)
                                                         -------  -----  -----
Increase (decrease) in cash and cash equivalents........      --     --     --
Cash and cash equivalents, beginning of period..........      --     --     --
                                                         -------  -----  -----
Cash and cash equivalents, end of period................ $    --  $  --  $  --
                                                         =======  =====  =====


                       See Notes to Financial Statements.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                                 Managing
                                                                   and
                                                                 Special
                                             LP          GP      General
                                         Unitholders Unitholders Partners Total
                                         ----------- ----------- -------- -----
Partners'equity at January 1, 1999......    $(20)       $ 80       $ 3    $ 63
                                            ----        ----       ---    ----
Net income..............................      82         709        33     824
                                            ----        ----       ---    ----
 Partners' equity at December 31, 1999..      62         789        36     887
                                            ----        ----       ---    ----
Distributions...........................     (31)       (273)      (13)   (317)
Net income..............................      36         306        14     356
                                            ----        ----       ---    ----
 Partners' equity at December 31, 2000..      67         822        37     926
                                            ----        ----       ---    ----
Distributions...........................     (45)       (391)      (17)   (453)
Net income..............................      48         420        19     487
                                            ----        ----       ---    ----
 Partners' equity at December 31, 2001..    $ 70        $851       $39    $960
                                            ====        ====       ===    ====




                       See Notes to Financial Statements.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND MANAGEMENT

   In 1992, the Partnership issued a total of 16,033,009 units of limited and general partner interests ("Units"). The Units represent 96.04% of the total interests in the Partnership and consist of 1,647,500 Units of limited partner interests ("LP Units") and 14,385,509 Units of general partner interests ("GP Units") at December 31, 2001. In addition, the Partnership issued managing and special general partner interests on a pro rata basis representing 3.96% of the total interests in the Partnership. In the aggregate, Contour Energy E&P, LLC (formerly Kelley Oil Corporation), a Delaware corporation, the Managing General Partner of the Partnership ("Contour E&P"), owns 91.86% of the Units and a 3.94% general partner interest at December 31, 2001. Contour E&P is a subsidiary of Contour Energy Co., collectively with its subsidiaries ("Contour").

   In December 2000, Contour E&P invited the unit holders for the Partnership to tender their units for cash. The cash offer was $0.123 per unit for all of the Partnership units not held by Contour E&P. A total of 1,298,724 Partnership units (50% of units eligible for tender) were tendered. The total cost was approximately $200,000, including transaction costs.

   In 2001, Kelley Oil Corporation, the Managing General Partner of the Partnership converted to a Delaware limited liability company and changed its name to Contour Energy E&P, LLC.

NOTE 2--GENERAL PARTNER

   Contour's 14% senior secured notes totaling $105 million becomes due by April 15, 2003. Contour E&P is a guarantor under these notes. Redemption of these notes begins in 2002 with $2.1 million principal payments due in July and October. An additional redemption payment of $2.1 million is due in January 2003 with a final payment of $98.7 million due on April 15, 2003. It is not anticipated that Contour will generate sufficient cash flows from operations to repay this debt. Neither can it assume that future borrowings will be available in an amount sufficient to pay or refinance this obligation on commercially reasonable terms or at all. Failure to repay or refinance the debt as it matures would result in a default under the indenture.

   Contour has entered into discussions with certain of its debt holders that may lead to a restructuring transaction. The outcome of the negotiations and the possible impact on the Partnership are uncertain. However, if negotiations are not successful, Contour may be forced to seek protection under federal bankruptcy regulations. Contour E&P is a guarantor under the 14% senior secured notes. A potential default under these notes or a bankruptcy filing by Contour could have a material adverse impact on the Partnership.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

   Oil and Gas Properties. Oil and gas properties are located in the United States, and are held of record by Kelley Operating Company, Ltd., a subsidiary of Contour E&P. The Partnership utilizes the successful efforts method of accounting for its oil and gas operations. Under the successful efforts method, the costs of successful wells and development dry holes are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are taken into account in depreciation, depletion and amortization.

   The Partnership's proved oil and gas properties are reviewed for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. Under this analysis, the fair value for the Partnership's proved oil and gas properties was estimated using escalated pricing and present value discount factors reflecting risk assessments. Based on this analysis, the Partnership recognized no charges to impairment during 1999, 2000, and 2001.

   Oil and Gas Revenues. The Partnership recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Partnership's production entitlement.

   Net Income Per Unit. Net income per Unit is computed based on the weighted average number of Units outstanding during the period divided into the net income allocable to the Unitholders. Net income allocable to the Unitholders represents 96.04% of the Partnership's net income.

   Financial Instruments. The Partnership's financial instruments consist of cash and cash equivalents, receivables and payables. Management believes the carrying amounts of the financial instruments classified in current assets or liabilities approximate fair value due to their short-term nature.

   Derivative Financial Instruments. From time to time, the Partnership has entered into transactions in derivative financial instruments covering future oil and natural gas production principally as a hedge against natural gas price declines. See Note 6--"Hedging Activities" for a discussion of the Partnership's accounting policies related to hedging activities.

   Concentration of Credit Risk and Significant Customers. Substantially all of the Partnership's receivables are due from Concorde Gas Marketing, Inc., the marketing subsidiary of Contour Energy E&P, LLC, which purchases approximately 80% of the Partnership's natural gas for resale to a limited number of natural gas transmission companies and other gas purchasers. To date, this concentration has not had a material adverse effect on the financial condition of the Partnership.

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

   Reclassifications. Certain financial statement items in 1999 and 2000 have been reclassified to conform to the 2001 presentation.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

NOTE 4--CASH DISTRIBUTIONS

   The Partnership maintains a policy of distributing cash that is not required for the conduct of Partnership business to Unitholders on a quarterly basis. During 2001, current year earnings distributions were paid to the managing and special general partners and the unitholders in the amounts of $18,000 and $435,000, or $0.03 per Unit, respectively. However, future distributions to the unitholders and the managing and special general partners are contingent on future operating results.

NOTE 5--RELATED PARTY TRANSACTIONS

   The Unitholders have a 96.04% share and the general partners a 3.96% share in the costs and revenues of the Partnership. The Partnership reimburses Contour E&P for all direct costs incurred in managing the Partnership and all indirect costs (principally general and administrative expenses) allocable to the Partnership.

   Overhead allocated to the Partnership by Contour E&P for the years ended December 31, 1999, 2000 and 2001 related to general and administrative expenses aggregated $92,000, $62,000 and $44,000, respectively.

   Substantially all of the Partnership's gas sales are made to an affiliated company, Concorde Gas Marketing, Inc.("CGM"), an indirect wholly-owned subsidiary of Contour E&P, which remarkets gas to third parties. For 1999, 2000 and 2001, a fee of 2% of the resale price was charged to the Partnership by CGM for its marketing services.

   In December 2000, Contour E&P invited the unit holders for the Partnership to tender their units for cash. The cash offer was $0.123 per unit for all of the Partnership units not held by Contour E&P. A total of 1,298,724 Partnership units (50% of units eligible for tender) were tendered. The total cost was approximately $200,000, including transaction costs. After the tender, Contour E&P owned 91.82% of the Units and a 3.94% General Partner interest.

NOTE 6--HEDGING ACTIVITIES

   Historically, Contour periodically entered into hedge contracts to protect against commodity price declines on behalf of the Partnership. Because of small production volumes, beginning 2001, the Partnership production no longer was hedged.

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

   Through natural gas price swap agreements, the Partnership hedged approximately 50% of its natural gas production for 1999 at average NYMEX quoted prices of $2.17/Mmbtu, before transaction and transportation costs. For 2000, the Partnership hedged approximately 72% of its natural gas production using price swap

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM agreements (48%) and a costless collar (24%). The average price received under the swap agreements was $2.59/Mmbtu. The costless collar included a ceiling of $4.98/Mmbtu and a floor of $4.00/mmbtu at the closing Index Price. As of December 31, 2001, none of the Partnership's anticipated natural gas production for 2002 has been hedged.

   Through crude oil price swap agreements, the Partnership hedged approximately 29% of its crude oil production for 1999 at an average NYMEX quoted price of $20.00/Bbl, before transaction and transportation costs. For 2000, the Company hedged approximately 66% of its crude oil production using price swap agreements (41%) and costless collars (25%). The average price received under the swap agreements was $26.21/Bbl. The costless collars included an average ceiling of $32.21/Bbl and an average floor of $26.11/Bbl at the closing Index Price. As of December 31, 2001, none of the Partnership's crude oil production for 2002 had been hedged.

   Hedging activities decreased Partnership oil and natural gas revenues by approximately $17,000 and $109,000 in 1999 and 2000, respectively, as compared to estimated revenues had no hedging activities been conducted.

   The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Partnership has not experienced counterparty nonperformance on these agreements.

   The Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The Partnership was not party to any derivative instruments during 2001 and as such there was no impact from the adoption of SFAS 133.

NOTE 7--NEW ACCOUNTING PRONOUNCEMENTS

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

   In August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and is effective for fiscal years beginning after December 15, 2001. The Partnership is currently assessing the impact of SFAS No. 143 and cannot yet reasonably estimate the impact, if any, this statement will have on its financial statements upon adoption. The Partnership expects no impact to its financial statements upon the adoption of SFAS 144.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

NOTE 8--SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

   This section provides information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities."

   Capitalized costs. Capitalized costs and accumulated depreciation, depletion and amortization relating to oil and gas producing activities, all of which are conducted within the continental United States, are summarized below.

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1999      2000      2001
                                                 --------  --------  --------
                                                       (in thousands)
Properties subject to amortization.............. $ 41,466  $ 41,443  $ 41,461
Accumulated depreciation, depletion and
 amortization...................................  (40,396)  (40,516)  (40,593)
                                                 --------  --------  --------
Net capitalized costs........................... $  1,070  $    927  $    868
                                                 ========  ========  ========

   Costs Incurred. All costs were incurred in oil and gas property development activities (as defined in the Partnership Agreement) and aggregated $14,000, $(23,000) and $18,000 in 1999, 2000 and 2001, respectively.

   Reserves. The following table summarizes the Partnership's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the years ended December 31, 1999, 2000 and 2001.

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

                            Crude Oil, Condensate
                           and Natural Gas Liquids
                                   (Mbbls)                Natural Gas (Mmcf)
                           ---------------------------   ---------------------
                            1999      2000      2001      1999    2000   2001
                           -------   -------   -------   -------  -----  -----
Proved developed and
 undeveloped reserves:
 Beginning of year.......       88        64        70     3,759  1,196  1,247
 Revisions of previous
  estimates..............       (9)       15        (4)     (187)   200   (321)
Extensions and
 discoveries                    --        --        --        --     --     --
 Sale of oil and gas
  properties.............       (6)       --        --    (2,062)    --     --
 Production..............       (9)       (9)       (9)     (314)  (149)  (128)
                           -------   -------   -------   -------  -----  -----
  End of year............       64        70        57     1,196  1,247    798
                           =======   =======   =======   =======  =====  =====
Proved developed reserves
 at end of year..........       64        70        57     1,196  1,247    798
                           =======   =======   =======   =======  =====  =====

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

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

                                                      As of December 31,
                                                    -------------------------
                                                     1999     2000     2001
                                                    -------  -------  -------
                                                        (In thousands)
Future cash inflows................................ $ 4,269  $14,394  $ 3,232
Future production costs............................  (1,581)  (3,179)  (1,257)
Future development costs...........................     (55)     (52)     (52)
                                                    -------  -------  -------
Future net cash flows..............................   2,633   11,163    1,923
10% annual discount for estimating timing of cash
 flows.............................................    (933)  (4,883)    (731)
                                                    -------  -------  -------
Standardized measure of discounted future net cash
 flows............................................. $ 1,700  $ 6,280  $ 1,192
                                                    =======  =======  =======

   Future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved oil and gas reserves. Future production and development costs are computed by Contour E&P's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Partnership's proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

   A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Partnership's oil and gas properties.

   The standardized measure of discounted future net cash flows as of December 31, 1999, 2000 and 2001 was calculated using prices in effect as of those dates, which averaged $25.46, $26.45 and $20.79, respectively, per barrel of oil and $2.15, $10.05 and $2.57, respectively, per Mcf of natural gas.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

   Changes in Standardized Measure. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.


                                                       Year Ended December
                                                               31,
                                                      ------------------------
                                                       1999     2000    2001
                                                      -------  ------  -------
                                                          (In thousands)
Changes due to current year operations:
 Sales of oil and gas, net of production costs....... $  (465) $ (544) $  (608)
 Sales of reserves in place..........................  (1,668)     --       --
 Extensions and discoveries, net of future production
  costs..............................................      --      --       --
 Development costs incurred during the year..........      --      --       --
Changes due to revisions in standardized variables:
 Prices and production costs.........................     557   4,003   (5,039)
 Revisions of previous quantity estimates............     152   1,096     (377)
 Estimated future development costs..................     (97)     20       (6)
 Accretion of discount...............................     317     170      628
 Production rates (timing) and other.................    (268)   (165)     314
                                                      -------  ------  -------
  Net (decrease) increase............................  (1,472)  4,580   (5,088)
Beginning of year....................................   3,172   1,700    6,280
                                                      -------  ------  -------
End of year.......................................... $ 1,700  $6,280  $ 1,192
                                                      =======  ======  =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                   PART III

Item 10. Managers of Contour Energy E&P, LLC

 General

   The Partnership has no directors, officers or employees. Managers of Contour E&P perform all management functions for the Partnership. Contour E&P had 47 employees as of December 31, 2001, and its staff includes employees experienced in geology, geophysics, petroleum engineering, land acquisition and management, finance, accounting, and administration.

 Background of Contour Energy E&P, LLC

   Contour Energy E&P, LLC (formerly Kelley Oil Corporation) is an oil and gas operating company formed in April 1983. Since January 1986, Contour E&P has been engaged in the management of the DDPs. Since the Consolidation in February 1995, Contour E&P has been a wholly-owned subsidiary of Contour Energy Co. (formerly Kelley Oil & Gas Corporation).

 Managers of Contour Energy E&P, LLC.

   Set forth below are the names, ages and positions of the managers of Contour E&P. [All managers hold office until their successors are duly appointed and qualified.]

                                                                      Officer,
                                                                     Director or
                                                                     Manager of
                                                                     the Company
      Name                                              Age Position    Since
      ----                                              --- -------- -----------
      Rick G. Lester...................................  50 Manager     1998
      Kenneth R. Sanders...............................  52 Manager     1999

   Rick G. Lester was appointed a manager of Contour Energy E&P, LLC upon it formation in 2001. Prior to that he served Executive Vice President and Chief Financial Officer and a director of Kelley Oil Corporation, the predecessor Company to Contour Energy E&P, LLC. Previously, he was Vice President and Chief Financial Officer of Domain Energy Corporation.

   Kenneth R. Sanders was appointed a manager of Contour Energy E&P, LLC upon it formation in 2001. Prior to that he served as President, CEO and director of Kelley Oil Corporation, the predecessor Company to Contour Energy E&P, LLC. Previously, he was Vice-President--Exploitation, Acquisitions & Engineering of Seagull Energy E&P, Inc.

 Beneficial Ownership Reporting

   Not applicable.

Item 11. Executive Compensation

   Not applicable. See "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

 Beneficial Owners

   The following table sets forth information as of December 31, 2001 with respect to the only Unitholder known by the Partnership to own beneficially more than five percent of the Partnership's Units.

                                                        Amount & Nature
                                                         of Beneficial  Percent
      Name and Address of Beneficial Owner                 Ownership    of Class
      ------------------------------------              --------------- --------
      Contour Energy E&P, LLC..........................   14,727,337     91.86%
      1001 McKinney, Suite 900                                Direct
      Houston, Texas 77002

 Management

   The following table sets forth information as of December 31, 2001 with respect to Units beneficially owned, directly or indirectly, by each of the managers of Contour E&P and by all managers of Contour E&P as a group.

                                                        Amount & Nature
                                                         of Beneficial  Percent
      Name and Address of Beneficial Owner               Ownership(1)   of Class
      ------------------------------------              --------------- --------
      Kenneth R. Sanders...............................        --           --
      Rick G. Lester...................................        --           --
      All mangers as a group (2 persons)...............      None         None

--------
(1)Represents direct beneficial ownership.

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

   Contour E&P is reimbursed for its direct costs and an allocable portion of its general and administrative expenses incurred as Managing General Partner. See Note 5 in the Notes to Financial Statements.

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

   (3) Exhibits:

 Exhibit
 Number  Exhibit
 ------- -------
 4.1     Amended and Restated Agreement of Limited Partnership of the
         Registrant (included as Exhibit A to the Prospectus forming part of the Registrant's Registration Statement on Form S-1 (File No. 33-
         51250) filed on August 26, 1992, as amended (the "Registration
         Statement") and incorporated herein by reference).
 4.2     Joint Venture Agreement of Kelley Partners 1992 Development Drilling
         Joint Venture (incorporated by reference to Exhibit B to the
         Prospectus forming part of the Registration Statement).
 4.3     Amendment to Amended and Restated Agreement of Limited Partnership of
         the Registrant (incorporated by reference to Exhibit 4.3 to the
         Registrant's Annual Report on Form 10-K (File
         No. 0-20998) for the year ended December 31, 2000).

 (b)Reports on Form 8-K:

   No reports on Form 8-K were filed by the Registrant during the fourth quarter of 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of April 2002.

               KELLEY PARTNERS 1992 DEVELOPMENT DRILLING PROGRAM

             By: CONTOUR ENERGY E&P, LLC, Managing General Partner

       /s/ Kenneth R. Sanders                      /s/ Rick G. Lester
   By:_________________________           By: _________________________________
         Kenneth R. Sanders                            Rick G. Lester
                                                          Manager

                Manager
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 16th day of April 2002 by the following persons in their capacity as managers of the Registrant's managing general partner.

    /s/ Kenneth R. Sanders                        /s/ Rick G. Lester
  __________________________                   ________________________
       Kenneth R. Sanders                            Rick G. Lester